Form 10KSB
period 2000-03-31
EAGLETECH COMMUNICATIONS INC
filed 2000-06-27
CIK 1101934

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                              ---------------------
                                   FORM 10-KSB
                              ---------------------

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the fiscal year ended March 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                              ---------     ------------
               Commission File Number: 0-29275


                              ---------------------

                         EAGLETECH COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in its charter)

            Nevada                                       13-4020694
(State or other jurisdiction of incorporation   (IRS Employer Identification
     or organization)                                       No.)

305 South Andrews Avenue, Fort Lauderdale, Florida       33301
 (Address of principal executive offices)              (Zip code)

Issuer's telephone number: (954) 462-1494

Securities registered under Section 12(b) of the Act:

TITLE OF CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
None
-----------------                  -----------------------------------------
-----------------                  -----------------------------------------


Securities registered under Section 12(g) of the Act:

                         Common Stock ($.0001 Par Value)
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by references to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Aggregate Market Value of Common Stock held by Non-Affiliates on June 22, 2000:
$21,054,309

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [] No.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,141,575 Shares of Common Stock

                       DOCUMENTS INCORPORATED BY REFERENCE

None


Transitional Small Business Disclosure Format (Check One):   Yes      No  X
                                                                ---      ---

                                TABLE OF CONTENTS

                                                                                                 Page
                                     PART I

Item 1.  Description of Business.                                                                 1

Item 2.  Description of Property.                                                                10

Item 3.  Legal Proceedings                                                                       10

Item 4.  Submission of Matters to a Vote of Security Holders                                     10

                                     PART II

Item 5.  Market for Common Equities and Related Stockholder Matters                              11

Item 6.  Management's Discussion and Analysis or Plan of Operations                              13

Item 7.  Financial Statements                                                                    18

Item 8.  Changes in and Disagreements with Accountants                                           19


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of the Exchange Act                                                     19

Item 10.  Executive Compensation                                                                22

Item 11. Security Ownership of Certain Beneficial Owners and Management                         23

Item 12. Certain Relationships and Related Transactions                                         24

Item 13. Exhibits and Reports on Form 8-K                                                       25

         Signatures                                                                             26

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Eagletech Communications, Inc. ("Eagletech" or the "Company") is a development stage company in the business of providing telecommunications services to its customers. Eagletech has had limited revenues in the two years ending March 31, 2000. Eagletech expects to begin generating revenues from operations in June 2000. Eagletech has one service bureau in use servicing Broward, Palm Beach and Dade Counties in Florida and has begun to sign-up independent agents to sell its services. In April 2000, Eagletech began advertising its services through local television in Broward County, Florida. Eagletech expects operating losses and negative cash flow to continue for the foreseeable future as it invests in equipment, marketing and sales efforts and expansion of its services from its initial limited geographic area. See, "Risk Factors," below.

EXISTING PRODUCTS AND SERVICES

         Eagletech has developed and is now providing patented proprietary communications products and services for voice mail, messaging and connectivity for small to medium-sized businesses. On May 2, 2000, Eagletech was issued Patent Number 6,058,180 for its unique system. Eagletech's patented technology "unifies" a customer's voice mail and messaging services with an additional service that allows a caller to be automatically transferred to up to four telephone numbers to find the caller's intended party. Eagletech provides a "unified" service by allowing voice mail, messaging and connectivity services to be accessed by one telephone number. Eagletech's technology makes it possible for mobile professionals (realtors, attorneys, contractors and others who are often away from their offices) to maintain real-time contact with callers using one telephone number while also providing telephone access to voice mail and messages. A customer can use the Internet to control various options of the system and for customer service questions. All of these services are available now to users of Eagletech's real estate service bureaus, described below. On June 1, 2000, Eagletech opened its enhanced service bureau to individual customers in south Florida market. Unlike competing systems, customers can use Eagletech's services with their existing telephone equipment.

         In a highly mobile world, business people need to be available to their customers, even when out of the office. Eagletech's proprietary solution to this telecommunications challenge is the EagleOne(TM) flat rate service that includes:

         - "One Number-Follow Me"- Allows a caller, by dialing one number, to be transferred automatically to up to four telephone numbers in search of the caller's intended party. In this way, a caller is able to reach Eagletech's customer at his or her place of business, cellular telephone, home or other alternative numbers.

         - "EagleAttendant"(TM)- Autoattendant greeting with a custom recorded business greeting. When our customer is not available,

                  EagleAttendant(TM) answers his or her telephone in a professional manner.

         - "EagleAnnounce"(TM) - Screens calls, when the caller announces his or her name, the user has the ability to take important calls and send others to voice mail.

         - "EagleMail"(TM) - Voice mail service--callers have the option to leave a detailed message of up to five minutes in length.

         - "EagleMessage"(TM) - EagleMail (TM) messages are delivered within minutes. Messages are re-delivered until the intended party is found. The customer specifies how often and how many times deliveries are attempted.

         - "EagleWeb"(TM) - Customers can set up and make changes to transfer numbers, message delivery specifications and the like using the Internet, or when on the road, from a cellular telephone. Messages can be delivered to a customer's email address and heard on a multimedia computer.

         - "EagleFax"(TM) - Store and forward your faxes to any fax machine. EagleFax (TM) will notify you when you have received a fax.

         There are two distinct markets for Eagletech's products. The first is integration of these services into a customer's existing private branch exchange ("PBX") system. A PBX is a customer-owned telecommunications exchange (an in-house telephone system) that usually includes access to the public telephone network. Unlike competing systems, Eagletech's services can be used with an existing PBX-the customer does not need to scrap its existing telephone system. Eagletech is targeting medical, legal, accounting and real estate professionals and general contractors for this service.

         The second market consists of mobile professionals who are not part of a larger organization that provides these types of critical communications services. Eagletech has developed a service bureau to provide individuals with the full range of its services in given geographic areas. Eagletech houses its existing service bureau equipment in the same building as the local telephone service provider's switching facilities for Broward County, Florida, which determines the geographic area in which Eagletech now provides its services. In the first calendar quarter of 2000, Eagletech installed its equipment for its first service bureau in Broward County, Florida and uses this service bureau to provide services in Broward, Palm Beach and Dade Counties. On June 1, 2000, after extensive testing, Eagletech opened this service bureau to customers. As of the date of this filing, this initial service bureau has over 100 subscribers. Eagletech is using Broward, Palm Beach and Dade Counties to prove its concept, test and refine its technology and begin developing brand awareness through advertising.

PROPOSED EXPANSION

         Eagletech intends to concentrate on expanding its service bureau coverage geographically to include wider service areas, initially in the nine state BellSouth service area and then throughout the United States. On May 25, 2000, Eagletech announced its intended expansion into the Atlanta, Georgia and Charlotte, North Carolina metropolitan areas. Eagletech's expansion will be limited by equipment costs and any barriers to access to a local telephone company's central office or switching facilities. In order for Eagletech to provide services in a particular geographic area, Eagletech must physically connect its equipment to the local telephone service provider's central switching equipment. Each such central office serves a defined geographic area. Eagletech will need substantial funds to complete the regional and national rollout of its services. See, Item 6, Plan of Operations.

         Eagletech intends to use strategic relationships to market and sell its products. Eagletech will manufacture and support the basic equipment necessary for these services and provide the technical support associated with any customized system and resolve questions raised by a service bureau customer. For the service bureau market, Eagletech intends to build a national network of service bureaus providing EagleOne(TM) services using local points of access, similar to the way national Internet service providers offer Web access with local access numbers.

         Eagletech's Board of Directors has begun to implement this principal business purpose described below under Item 6 - Plan of Operations.

         Eagletech was incorporated as Goldplate Holdings Enterprises, Inc. in Nevada in August 1997. In June 1999, Eagletech changed its name to Eagletech Communications, Inc. Eagletech's corporate offices are located at 305 South Andrews Avenue, Fort Lauderdale, Florida 33301. Eagletech's telephone number at that location is (954) 462-1494.

Eagletech's business is subject to numerous risk factors, including, but not limited to, the following:

RISKS RELATED TO EAGLETECH'S BUSINESS

DEVELOPMENT STAGE COMPANY; LIMITED OPERATING HISTORY. Eagletech is an early-stage company and Eagletech expects to encounter risks and difficulties frequently faced by early-stage companies in new and rapidly evolving markets. Eagletech installed its first system in September 1999. Eagletech's limited operating history makes an evaluation of Eagletech's future prospects very difficult. Eagletech will encounter the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. Eagletech cannot be certain that Eagletech's business strategy will be successful or that Eagletech will successfully address these risks.

EAGLETECH ANTICIPATES FUTURE LOSSES AND NEGATIVE CASH FLOW. Eagletech expects operating losses and negative cash flow to continue for the foreseeable future. Eagletech anticipates its losses will increase significantly from current levels because Eagletech expects to incur additional costs and expenses related to:

-        Brand development, marketing and other promotional activities;

-        Expansion of Eagletech's operations;

- Continued development of Eagletech's technology, its website, the systems that Eagletech uses to process customers' orders and payments and Eagletech's computer network;

-        Geographic expansion of Eagletech's service area; and

-        Development of relationships with strategic business partners.

         As of March 31, 2000, Eagletech had an accumulated deficit during the development stage of $(10,983,853). Eagletech incurred net losses of $(10,692,070) and no sales in the fiscal year ended March 31, 2000. Eagletech's ability to become profitable depends on Eagletech's ability to generate and sustain sales while maintaining reasonable expense levels. If Eagletech does achieve profitability, Eagletech cannot be certain that Eagletech would be able to sustain or increase profitability on a quarterly or annual basis in the future. See Item 6-Plan of Operations.

EAGLETECH'S LIMITED OPERATING HISTORY MAKES FUTURE FORECASTING DIFFICULT. Because of Eagletech's limited history as a development stage company with no revenues from operations, Eagletech finds it difficult to forecast its net sales accurately. Eagletech has limited meaningful historical financial data upon which to base planned operating expenses, since it has been in the development stage without sales since 1997. Eagletech bases its current and future expense levels on Eagletech's operating plans and estimates of future net sales, and Eagletech's expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders Eagletech receives. Consequently, Eagletech may be unable to adjust Eagletech's spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause Eagletech's net losses in a given quarter to be greater than expected.

EAGLETECH'S OPERATING RESULTS ARE EXPECTED TO BE VOLATILE AND DIFFICULT TO PREDICT. IF EAGLETECH FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF EAGLETECH'S COMMON STOCK MAY DECREASE SIGNIFICANTLY. Eagletech's annual and quarterly operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of Eagletech's control, including, among other things, the demand for Eagletech's products, unpredictability of consumer trends and technology changes. Because Eagletech's operating results are expected to be volatile and difficult to predict, Eagletech believes that quarter-to-quarter comparisons of Eagletech's operating results are not a good indication of Eagletech's future performance. It is likely that in some future quarter Eagletech's operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of Eagletech's Common Stock may fall significantly. Factors that may harm Eagletech's business or cause Eagletech's operating results to fluctuate include the following:

- Eagletech's inability to obtain new customers at reasonable cost and retain existing customers;

- Decreases in the funds available for marketing and promoting Eagletech's services;

-        Eagletech's inability to manage rapid expansion of its services;

- Eagletech's inability to adequately maintain, upgrade and develop Eagletech's technical systems;

- The ability of Eagletech's competitors to offer new or enhanced services or products;

-        Price competition;

-        An unanticipated high level of service cancellations;

- The termination of existing, or failure to develop new, strategic marketing and manufacturing relationships;

-        Increases in the cost of advertising;

- The amount and timing of operating costs and capital expenditures relating to expansion of Eagletech's operations;

- Technical difficulties, system downtime or telephone service interruptions.

      A number of factors will cause Eagletech's gross margins to fluctuate in future periods, including timing of service area expansion, the mix of services provided by Eagletech and the level of discount or introductory pricing. Any change in one or more of these factors could harm Eagletech's gross margins and operating results in future periods.

EAGLETECH'S NET SALES ARE DEPENDENT UPON EAGLETECH'S ABILITY TO OFFER EAGLETECH'S CUSTOMERS DEPENDABLE QUALITY SERVICES AT COMPETITIVE PRICES. If Eagletech is not able to offer Eagletech's customers dependable services at competitive prices, Eagletech's net sales and results of operations will be harmed. Eagletech's success depends on Eagletech's ability to provide dependable service to its customers at competitive prices.

IF EAGLETECH IS UNABLE TO OBTAIN SUFFICIENT QUANTITIES OF PRODUCTS FROM EAGLETECH'S KEY VENDORS, EAGLETECH'S NET SALES WOULD BE ADVERSELY AFFECTED. If Eagletech was unable to obtain sufficient quantities of electronic components from Eagletech's key vendors, Eagletech's net sales and results of operations would be harmed. Eagletech buys its electronic components from one vendor at this time, but Eagletech believes that multiple other sources of such components exist and finding replacement vendors would not have a material adverse effect upon Eagletech.

TO MANAGE EAGLETECH'S GROWTH AND EXPANSION, EAGLETECH NEEDS TO IMPROVE AND IMPLEMENT EAGLETECH'S SYSTEMS, PROCEDURES AND CONTROLS. IF EAGLETECH IS UNABLE TO DO SO SUCCESSFULLY, EAGLETECH'S BUSINESS WOULD BE SERIOUSLY HARMED. Eagletech's rapid growth in operations will place a significant strain on Eagletech's management, information systems and resources. In order to manage this growth effectively, Eagletech needs to continue to improve Eagletech's financial and managerial controls and reporting systems and procedures. Eagletech's failure to successfully implement, improve and integrate these systems and procedures would harm Eagletech's results of operations.

EAGLETECH MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS. Eagletech faces competition from some of the largest telecommunications companies in the United States. The telecommunications market is rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm Eagletech's net sales and results of operations. Eagletech expects competition to intensify in the future as telecommunications deregulation continues, regional Bell companies expand nationwide and cellular services become more common.

         Many of Eagletech's competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than does Eagletech. Many of these competitors can devote substantially more resources to marketing and promotion than can Eagletech. In addition, larger, well-established and well-financed telecommunications companies, cable suppliers and cellular telephone companies may try to offer competing services. Eagletech's competitors may be able to secure products from vendors on terms that are more favorable and adopt more aggressive pricing policies than can Eagletech.

IF EAGLETECH DOES NOT SUCCESSFULLY EXPAND EAGLETECH'S SERVICE AREA, EAGLETECH'S BUSINESS COULD BE SERIOUSLY HARMED. If Eagletech does not successfully expand Eagletech's service area and number of lines its service bureaus can accommodate, Eagletech will not be able to increase Eagletech's net sales in accordance with the expectations of securities analysts and investors. In such an event, Eagletech's business will be harmed. Eagletech's success depends on Eagletech's ability to expand Eagletech's service area and switching capacity rapidly in order to accommodate a significant increase in customer orders. Eagletech's planned expansion may cause disruptions that could harm Eagletech's business, results of operations and financial condition.

EAGLETECH'S FACILITIES AND SYSTEMS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED PROBLEMS. The occurrence of a hurricane, tornado, large scale electrical storm or other natural disaster or unanticipated problems at Eagletech's leased facility in Ft. Lauderdale, Florida that houses substantially all of Eagletech's computer and communications hardware systems, could cause interruptions or delays in Eagletech's business, loss of data or render Eagletech unable to provide its services. Any such interruptions or delays at its facility would harm Eagletech's net sales and results of operations. In addition, Eagletech's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, and similar events. Eagletech has no formal disaster recovery plan and Eagletech's business interruption insurance may not adequately compensate Eagletech for losses that may occur. The occurrence of any or all of the events could harm Eagletech's reputation, brand and business.

IF EAGLETECH DOES NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, EAGLETECH'S SERVICES COULD BECOME OBSOLETE AND EAGLETECH'S BUSINESS WOULD BE SERIOUSLY HARMED. If Eagletech faces material delays in introducing new services, products and enhancements, Eagletech's customers may forego the use of Eagletech's services and use those of Eagletech's competitors. To remain competitive, Eagletech must continue to enhance and improve the functionality and features of Eagletech's telecommunications services. The telecommunications industry is rapidly changing as a result of deregulation, technology improvements and new customer demands. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, Eagletech's existing proprietary technology and systems may become obsolete. Developing, enhancing and upgrading Eagletech's proprietary technology entails significant technical and business risks. Eagletech may use new technologies ineffectively or Eagletech may fail to adapt Eagletech's proprietary technology and Eagletech's computer network to customer requirements or emerging industry standards.

INTELLECTUAL PROPERTY CLAIMS AGAINST EAGLETECH COULD BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS. Other parties may assert infringement or unfair competition claims against Eagletech. Eagletech cannot predict whether third parties will assert claims of infringement against Eagletech, or whether any future assertions or prosecutions will harm Eagletech's business. If Eagletech is forced to defend against any such claims, whether they are with or without merit or are determined in Eagletech's favor, then Eagletech may face costly litigation, diversion of technical and management personnel, or product shipment delays. Because of such a dispute, Eagletech may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to Eagletech, or at all. If there is a successful claim of product infringement against Eagletech and Eagletech is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could harm Eagletech's business.

IF THE PROTECTION OF EAGLETECH'S TECHNOLOGY, TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, EAGLETECH'S BUSINESS WILL BE SERIOUSLY HARMED. The steps Eagletech takes to protect Eagletech's proprietary rights may be inadequate. Eagletech regards Eagletech's patent, copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to Eagletech's success. On May 2, 2000, Eagletech received a patent for its proprietary technology for its "One Number-Follow Me" service. Eagletech relies on trademark and copyright law, trade secret protection and confidentiality or license agreements with Eagletech's employees, customers, partners and others to protect Eagletech's proprietary rights. Eagletech is in the process of filing for trademark protection for "Eagletech" for telecommunications services. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which Eagletech will sell Eagletech's products and services.

THE LOSS OF THE SERVICES OF ONE OR MORE OF EAGLETECH'S KEY PERSONNEL, OR EAGLETECH'S FAILURE TO ATTRACT, ASSIMILATE AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM EAGLETECH'S BUSINESS. The loss of the services of one or more of Eagletech's key personnel could seriously harm Eagletech's business. Eagletech depends on the continued services and performance of Eagletech's senior management and other key personnel, particularly Robert Dobbs, Eagletech's

President and Chief Executive Officer, and Rodney Young, Eagletech's Vice-President for Technology and the inventor of Eagletech's proprietary technology. Eagletech's future success also depends upon the continued service of Robert Bergman, Eagletech's Vice President for Marketing and Sales, and the services of other essential technical, sales, marketing and support personnel. All of Eagletech's officers and key employees are bound by employment agreements. Eagletech does not have "key person" life insurance policies covering any of Eagletech's employees.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. If Eagletech is presented with appropriate opportunities, Eagletech intends to make investments in complementary companies, products or technologies. Eagletech may not realize the anticipated benefits of any acquisition or investment. If Eagletech buys a company, Eagletech could have difficulty in assimilating that company's personnel and operations. In addition, the essential personnel of the acquired company may decide not to work for Eagletech. If Eagletech makes other types of acquisitions, Eagletech could have difficulty in assimilating the acquired technology or products into Eagletech's operations. These difficulties could disrupt Eagletech's ongoing business, distract Eagletech's management and employees and increase Eagletech's expenses. Furthermore, Eagletech may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to Eagletech or Eagletech's existing stockholders.

EXISTING STOCKHOLDERS WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER EAGLETECH. Executive officers, directors and entities or persons affiliated with them, if acting together, would be able to significantly influence all matters requiring approval by Eagletech's stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders, taken together, beneficially own approximately 54% of Eagletech's outstanding common stock and can elect all directors and pass any action requiring stockholder approval. See Item 11. - Security Ownership of Certain Beneficial Owners and Management and Item 9 - Directors, Executive Officers, Promoters and Control Persons.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE EAGLETECH. Provisions of Eagletech's Certificate of Incorporation, Eagletech's Bylaws and Nevada law could make it more difficult for a third party to acquire Eagletech, even if doing so would be beneficial to Eagletech's stockholders.

RISKS RELATED TO EAGLETECH'S INDUSTRY

EAGLETECH MAY NEED TO CHANGE THE MANNER IN WHICH EAGLETECH CONDUCTS EAGLETECH'S BUSINESS IF GOVERNMENT REGULATION INCREASES. The adoption or modification of laws or regulations relating to the telecommunications industry could adversely affect the manner in which Eagletech currently conducts Eagletech's business. In addition, the growth and development of the market for enhanced telecommunications systems may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on Eagletech. Laws and regulations directly applicable to telecommunications are in a constant state of flux.

RISKS RELATED TO SECURITIES MARKETS

EAGLETECH MAY BE UNABLE TO MEET EAGLETECH'S FUTURE CAPITAL REQUIREMENTS. Eagletech cannot be certain that additional financing will be available to Eagletech on favorable terms when required, or at all. If Eagletech raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of Eagletech's Common Stock and Eagletech's stockholders may experience additional dilution. Eagletech requires substantial working capital to fund Eagletech's business. Since Eagletech's inception, Eagletech has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. Eagletech currently anticipates that Eagletech's available funds will be sufficient to meet Eagletech's anticipated needs for working capital and capital expenditures through at least the next 6 months. Eagletech may need to raise additional funds before the expiration of such period.

EAGLETECH'S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL STOCKHOLDERS. The market price for Eagletech's common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond Eagletech's control:

- Actual or anticipated variations in Eagletech's quarterly operating results;

- Announcements of technological innovations or new products or services by Eagletech or Eagletech's competitors;

-        Changes in financial estimates by securities analysts;

-        Conditions or trends in the telecommunications industry;

- Changes in the economic performance and/or market valuations of other independent telecommunications companies;

- Announcements by Eagletech or Eagletech's competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

-        Additions or departures of key personnel;

- Release of lock-up or other transfer restrictions on Eagletech's outstanding shares of common stock or sales of additional shares of common stock; and

-        Potential litigation.

IF EAGLETECH'S STOCK PRICE IS VOLATILE, EAGLETECH COULD FACE A SECURITIES CLASS ACTION LAWSUIT. In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If disgruntled stockholders sued Eagletech in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would harm Eagletech's stock price.

SUBSTANTIAL SALES OF EAGLETECH'S COMMON STOCK COULD CAUSE EAGLETECH'S STOCK PRICE TO FALL. If Eagletech's stockholders sell substantial amounts of Eagletech's Common Stock in the public market, the market price of Eagletech's Common Stock could fall. Such sales also might make it more difficult for Eagletech to sell equity or equity-related securities in the future at a time and price that Eagletech deems appropriate.

CONFLICTS OF INTEREST. Directors of Eagletech may in the future participate in business ventures that could be deemed to compete directly with Eagletech. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event Eagletech's directors are involved in the management of any firm with which Eagletech transacts business. Eagletech has adopted a policy that Eagletech will not seek a merger with, or acquisition of, any entity in which members of Eagletech's management serve as officers, directors or partners, or in which they or their family members own or hold any material ownership interest.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Sections 13 and 5(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Eagletech. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

Eagletech leases one facility located at 305 South Andrews Avenue, Fort Lauderdale, Florida as an office and service bureau facility. The Company leases its office space on a month-to-month basis. Subsequent to year-end, the Company leased additional facilities for use as a service center containing approximately 1,000 square feet, for ten years, expiring on September 30, 2009. Rental expense for the year ended March 31, 2000 for both facilities was $25,233. The future annual lease payments are $30,000 for both facilities.


ITEM 3.  LEGAL PROCEEDINGS.

         There is no litigation pending or threatened by or against Eagletech.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fiscal year ended March 31, 2000, there were no matters put to the vote of security holders.

                                     PART II


ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Price quotations for Eagletech's Common Stock are posted presently on the OTC Bulletin Board and have been since February 1999. As soon as Eagletech becomes eligible, Eagletech intends to request a listing for the Common Stock on the NASDAQ SmallCap Market(TM). This listing requires certain asset, earnings and per share price standards that Eagletech does not now meet. Eagletech can give no assurance that it will meet these standards in the foreseeable future, it at all.

(a)      Market Price.

         Since February 23, 1999, market makers have been able to post price quotations for Eagletech's Common Stock on the Over the Counter Bulletin Board. The historical prices for Eagletech's Common Stock on the OTC Bulletin Board are as follows (calendar quarters):

                                                 High       Low
                                                 ----       ---
First Quarter 1999 (Beginning 2/23/1999)        $ 4.50     $2.25
Second Quarter 1999                             $12.75     $1.50
Third Quarter 1999                              $ 8.81     $5.50
Fourth Quarter 1999                             $ 8.00     $5.00
First Quarter 2000                              $10.75     $4.8125


         The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to Eagletech, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, brokers must send monthly statements to customers disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         For the initial listing in the NASDAQ SmallCap Market(TM), a company must have net tangible assets of $4 million or market capitalization of $50 million and a net income (in the latest fiscal year or two of the last three fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be three market makers. In addition, there must be 300 stockholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million. For continued listing in the NASDAQ SmallCap Market(TM), a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be two market makers. In addition, there must be 300 stockholders holding 100 shares or more. Eagletech can give no assurances that it will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of Eagletech to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of Eagletech's securities on a national exchange. In such events, trading, if any, in Eagletech's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, Eagletech's securities.

(b) Holders. There are approximately 298 holders of Eagletech's Common Stock. All share numbers are adjusted for a 1 for 10 reverse stock split effective April 1, 1999 and a 1 for 3 reverse stock split effective June 9, 1999.

All of the issued and outstanding shares of Eagletech's Common Stock were issued in accordance with exemptions from registration afforded by Sections 3(b) or 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). As of the date of this filing, 4,366,173 shares of Eagletech's Common Stock held by non-affiliates are eligible for sale, including 520,018 shares of restricted stock eligible under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in such Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares of restricted stock which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares of restricted without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of Eagletech.

Dividends. Eagletech has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6.  PLAN OF OPERATIONS

OVERVIEW

         Eagletech was founded to manufacture, market and distribute unique communications products and services. We recognized an opportunity to develop a messaging service and a low cost call management product that could handle voice mail, call-forwarding and call screening at a reasonable cost. Currently, many mobile and remote professionals (i.e., professionals who do not work out of a fixed office) have cellular telephones, pagers, portable computers, email and corporate voice mail in order to stay in contact with co-workers and customers when out of the office. Eagletech provides services that Eagletech believes increase customer productivity and efficiency by making its customers more accessible. Eagletech has begun signing up customers for EagleOne(TM) service bureau services.

         Eagletech delivers an array of communications services that work with a customer's existing communications equipment or as a stand-alone solution. Because of the proprietary manner in which Eagletech delivers these services, Eagletech believes it is the low cost communications service provider compared with its competitors, based on publicly available pricing information. As described below, under "Competition," Eagletech's patented technology uses only one telephone line and all other competitors use up to seven lines to provide the same service. On May 2, 2000, the United States Patent and Trademark Office issued a patent (Patent No. 6,058,180) for Eagletech's proprietary system.

         Eagletech's main product is its EagleOne(TM) flat rate service, which includes:

         - "One Number-Follow Me"- Allows a caller, by dialing one number, to be transferred automatically to up to four telephone numbers in search of the caller's intended party. In this way, a caller is able to reach Eagletech's customer at a place of business, cellular telephone, home or other alternative numbers.

         - "EagleAttendant" (TM)- Autoattendant greeting with a custom recorded business greeting. Even when our customer is not available, EagleOne(TM) answers his or her telephone in a professional manner.

         - "EagleAnnounce" (TM) - Screens calls, when the caller announces his or her name, the user has the ability to take important calls and send others to voice mail.

         - "EagleMail" (TM) - Voice mail service--callers have the option to leave a detailed message of up to five minutes in length. Calls are automatically deleted after 30 days.

         - "EagleMessage" (TM) - EagleMail TM messages are delivered within minutes. Messages are re-delivered until you are found. The customer specifies how often and how many times deliveries are attempted.

         - "EagleWeb" (TM) - Customers can set up and make changes to transfer numbers, message delivery specifications and the like using the Internet, or when on the road, from a cellular telephone. Messages can be delivered to a customer's email address and heard on a multimedia computer.

         - "EagleFax" (TM) - Store and forward your faxes to any fax machine. EagleFax (TM) will notify you when you have received a fax.

         There are two distinct markets for Eagletech's products. The first is integration of Eagletech's services into a customer's existing telecommunications system. Eagletech has targeted numerous companies to include real estate brokers, medical professionals, legal professionals, accounting professionals, insurance professionals, and general contractors.

         The second market consists of potential customers who are not part of a larger organization that provides these types of communications services. Eagletech has developed a service bureau to provide individuals with the full range of its services in given geographic areas. Eagletech houses its existing service bureau equipment at the local telephone service provider's switching facilities in Ft. Lauderdale, Florida, which determines the geographic area in which Eagletech will provide its services. This equipment was installed in the first quarter of 2000 and tested April and May 2000. Eagletech has begun to sign-up subscribers for this service and activated the system on June 1, 2000. On June 15, 2000, Eagletech expanded its service bureau services to support Dade and Palm Beach Counties as well. Eagletech has over 100 subscribers for its service as of June 20, 2000.

         The EagleOne(TM) service bureau product provides a universal local number that connects the business professional, wherever he or she is working, to important calls and messages. There no longer is a need for a pager since the business professional will have the call forwarded to wherever that professional is, have the call announced and then the professional will decide whether to take the particular call or have it forwarded to voice mail.

         Eagletech is offering these services through independent cellular telephone dealers in Broward, Palm Beach and Dade counties. For each customer who decides to use the service, the dealer receives a commission together with a residual income from the monthly revenue stream generated by the customer.

         The experience in Palm Beach, Dade and Broward Counties together with the experience at corporate accounts will be instrumental in obtaining a strategic partner for the EagleOne(TM) product. This strategic partner could be a retail chain that sells a significant amount of telecommunications equipment or a partner capable of bundling this product with their own telecommunications products. Alternatively, Eagletech can contract with independent sales representatives on a commission only basis to market and sell the EagleOne(TM) service bureau product to independent cellular telephone dealers. In either event, Eagletech intends to roll-out EagleOne(TM) to the major metropolitan regions of the country, starting from its south Florida base to the nine state BellSouth service area once it obtains sufficient funding.

PLAN OF OPERATIONS

         Over the next twelve months, Eagletech intends to continue to rollout its EagleOne(TM) service bureau product throughout the Southeastern United States. Eagletech believes that such an expansion will require substantial investment in equipment and administrative personnel. Eagletech will continue to outsource marketing, technical assistance and manufacturing. Because Eagletech has its equipment manufactured by a third party under a fixed-cost contract, Eagletech can estimate the cost of producing new service bureaus. Eagletech must negotiate with local telephone service providers to site equipment. Eagletech has received a patent (Patent No. 6,058,180) from the United States Patent and Trademark Office for its core technology that allows the use of one telephone line for "One Number, Follow Me" service. Although Eagletech intends to continually update and refine its products and services to increase customer satisfaction, Eagletech does not need additional research and development to have an operational service bureau in place.

LIQUIDITY AND CAPITAL RESOURCES

         On the date of this filing, Eagletech has cash resources of approximately $1,400,000 and no long-term debt or currently due debt, except for normal trade payables. Based on Eagletech's existing expenses, this is sufficient capital for 12 months of operations if Eagletech generated no revenues from operations. Eagletech expects to begin to receive cash flow from operations beginning in July 2000 of approximately $10,000 per month, with $125,000 expected once its initial service bureau is fully subscribed. On this basis, if Eagletech did not expand beyond its present size, Eagletech could operate on a profitable basis, but Eagletech's expansion beyond its present market would be extremely slow.

         In the next two months, however, Eagletech plans to greatly expand its operations and is in negotiations with two sources of additional financing to raise approximately $2,000,000 through the sale of equity to fund the national roll-out of the EagleOne(TM) service bureau product. Eagletech believes that this additional funding will allow us to expand the EagleOne(TM) service bureau product to an additional 8 to 10 markets within the 9 state BellSouth service area. Of this funding, approximately $800,000 will be used for purchase of equipment, $400,000 for marketing and $800,000 for general working capital. Eagletech may need to hire additional administrative and customer service personnel as part of this expansion.

COMPETITION

         Eagletech competes with a variety of companies that provide some type of message services. There are a number of turnkey voice mail systems available on the market, the majority featuring expensive, high density equipment focused on larger businesses. There are also several excellent software products on the market but require programming experience and are aimed at developers and not end users.

         Eagletech's competitors include voice mail service bureaus, which are typically local paging companies that offers basic voice mail/pager notification mailboxes at bargain prices but without advanced features. These services require the user to call in for voice mail messages and do not automatically connect calls. AT&T, MCI and MCI-WorldCom offer "One Number- Follow Me" service bureaus, but they require the caller to enter a PIN number and are sold as measured rate service -- $0.27 peak to $0.15 off peak per minute. Inexpensive local flat rate service of the type provided by Eagletech is not available. These services are similar in that the system accepts the call, places the caller on hold and then opens a second line to call the subscriber. If that call does not connect, the system opens another line to try a second number, and so on. Once the parties are connected, the call remains routed through the system hardware until the call is completed, tying up available lines.

         In contrast, Eagletech's proprietary technology uses only one line for both the incoming and outgoing call and, once the parties are connected, the system is able to free-up that line for the next call. In this way, Eagletech believes that its system makes much more efficient use of available telephone lines and thus Eagletech is able to provide its services for one flat rate per month of $24.95.

         Two communication provider companies offer competing products to Eagletech. The first is Wildfire Communications, which develops and markets the Wildfire Electronic Assistant, which uses speech recognition to manage telephone, fax and email communications. Wildfire mimics a personal assistant, taking messages and telephone numbers if users are unable to personally answer. Wildfire can follow spoken instructions and also make and take calls. As the service is used increasingly, Wildfire develops and adapts to a user's personal requirements, building up a personal list of names and numbers. Wildfire can store up to 150 personal contacts. Wildfire will automatically call one of the stored numbers when instructed by the user. Wildfire requires a great deal of computing power and therefore is very expensive. Monthly charges normally exceed $300. Further, a headset is necessary for clarity in speech recognition. This product has been marketed for over two years but has received minimal market acceptance. Eagletech does not know the number of users subscribed to the Wildfire service.

         Linx Communications is a national communications service provider offering businesses and consumers local and toll-free access to a suite of communications products and services through the telephone or Internet. Linx offers customizable communication services that allow individuals to connect to important callers and gives them access to messages with one local or toll free telephone number or Internet connection. Linx provides a single point of access, through the telephone or the Internet, for all voice messages, faxes and email. When a caller dials a user's LinxConnect number the system rings up to three user-specified numbers simultaneously and announces the caller. The user can choose to take the call, send it to voice mail, or transfer the call to a colleague. For faxes, users can send an incoming fax to specified machines or hold it in queue for printing later.

         LinxConnect is currently available in Boston, New York, San Francisco, Los Angeles and Washington, D.C. Linx expects to expand service to 14 additional cities in 1999 including Atlanta, Chicago and Dallas. The basic charge for LinxConnect, the equivalent "One Number Follow-Me" service of EagleOne(TM), is $
24.95 a month plus a set-up fee of $ 24.95. In addition there is a measured meter rate charge of $ .15 per minute for long distance calls. Through the first year of marketing, the average bill was $ 50 to $ 75 per month. In 1998, Linx had 2500 subscribers, $1 million in revenues and lost $1 million. In 1999, Linx grew its subscriber base to 5,000 subscribers.

         There are important differences between the EagleOne(TM) and LinxConnect. LinxConnect rings three numbers simultaneously while EagleOne(TM) rings them in sequence. The LinxConnect configuration requires the use of multiple lines at once, thereby limiting the number of subscribers possible per switch to less than the 300 possible if only two lines are being used. EagleOne's(TM) proprietary switching configuration permits at least 1500 subscribers per switch, thereby insuring a substantial cost advantage to Eagletech in providing these services. Further, the LinxConnect service includes a measured meter rate component for long distance calls, which may result in the user paying more per minute than under his or her current long distance provider. Eagletech anticipates that EagleOne(TM) will be profitable without the need for additional margin from the measured meter rate service.

         Neither Wildfire nor LinxConnect is available in Ft. Lauderdale,
Florida.

         Eagletech has 5 full time employees and operates one facility at 305 South Andrews Avenue, Fort Lauderdale, Florida used as the principal corporate office and the site of its initial service bureau.

         Eagletech has significant capital needs, which to date Eagletech has met through private sales of its equity and loans. Eagletech will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities. Eagletech is in negotiations with two sources of additional financing to raise approximately $2,000,000 through the sale of equity to fund the national roll-out of the EagleOne(TM) service bureau product. Eagletech believes that this additional funding will allow us to expand the EagleOne(TM) service bureau product to an additional 8 to 10 markets in the 9 state BellSouth service area. Of this possible funding, approximately $800,000 will be used for purchase of equipment, $400,000 for marketing and $800,000 for general working capital. Eagletech may need to hire additional administrative and customer service personnel as part of this expansion.


ITEM 7.  FINANCIAL STATEMENTS

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS



                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----

Report of Independent Certified Public Accountants                            F1

Balance Sheet                                                                 F2

Statements of Operations                                                      F3

Statement of Stockholders' Equity                                             F4

Statements of Cash Flows                                                      F5

Notes to the Financial Statements                                             F7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
Eagletech Communications, Inc.,



We have audited the accompanying balance sheet of Eagletech Communications, Inc., (a development stage company), as of March 31, 2000, and the related statements of operations and stockholders' equity and cash flows for the years ended March 31, 2000 and 1999, and for the period December 20, 1996 (inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagletech Communications, Inc., (a development stage company) as of March 31, 2000, and the results of its operations and its cash flows for the years ended March 31, 2000 and 1999, and for the period December 20, 1996 (inception) to March 31, 2000, in conformity with generally accepted accounting principles.


                                       SWEENEY, GATES & CO.

Fort Lauderdale, Florida
May 26, 2000

                         EAGLETECH COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2000


ASSETS


Current assets:
   Cash and cash equivalents                                       $    238,994
                                                                   ------------

        Total current assets                                            238,994
                                                                   ------------

Property and equipment, net                                             221,210

Patents                                                                  15,541
                                                                   ------------

                                                                   $    475,745
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                           $     50,120
   Judgments payable                                                     24,638
                                                                   ------------

       Total current liabilities                                         74,758
                                                                   ------------

Stockholders' equity
   Common stock, $.0001 par value, 100,000,000 shares
      authorized; 10,141,575  shares issued and
      outstanding                                                         1,014
   Additional paid-in capital                                        11,937,830
   Deferred compensation                                               (554,004)
   Deficit accumulated during the development stage                 (10,983,853)
                                                                   ------------

       Stockholders' equity                                             400,987
                                                                   ------------

                                                                   $    475,745
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                                       F 2

                         EAGLETECH COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                      December 20, 1996
                                                        Year ended, March 31,            (inception)
                                                   -------------------------------       to March 31,
                                                       2000               1999               2000
                                                   ------------       ------------       ------------

Sales                                              $         --       $         --       $         --

Operating expenses:
   Selling, general, and administrative               1,146,446             10,218          1,321,899
   Research and development                              85,541              7,165            151,409
   Stock issued for services                          9,500,388                 --          9,500,388
                                                   ------------       ------------       ------------

       Total operating expenses                      10,732,375             17,383         10,973,696
                                                   ------------       ------------       ------------

       Loss from operations                         (10,732,375)           (17,383)       (10,973,696)
                                                   ------------       ------------       ------------

Other income (expense):
   Interest expense                                      (7,211)           (17,136)           (34,711)
   Interest income                                       15,040                 --             15,040
   Gain on settlement of judgments                       32,476                 --             32,476
   Loss on disposal of property and equipment                --            (22,962)           (22,962)
                                                   ------------       ------------       ------------

       Total other income (expense)                      40,305            (40,098)           (10,157)
                                                   ------------       ------------       ------------

Net loss                                           $(10,692,070)      $    (57,481)      $(10,983,853)
                                                   ============       ============       ============

Loss per share, basic and diluted                  $      (1.14)      $      (0.01)
                                                   ============       ============

Weighted averages shares outstanding                  9,409,072          4,882,401
                                                   ============       ============

   The accompanying notes are an integral part of these financial statements.

                                       F 3

                         EAGLETECH COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                       accumulated
                                                                        Additional                     during the
                                                Common stock              paid-in        Deferred      development
                                            Shares         Amount         capital      compensation       stage            Total
                                            ------         ------         -------      ------------       -----            -----
   Issuance of stock,
      December 20, 1996                     4,882,401   $        488   $       (486)   $         --    $         --    $          2

   Net loss for year ended
      March 31, 1997                               --             --             --              --         (98,010)        (98,010)
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance, March 31, 1997                     4,882,401            488           (486)             --         (98,010)        (98,008)
   Net loss for year ended
      March 31, 1998                               --             --             --              --        (136,292)       (136,292)
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance, March 31, 1998                     4,882,401            488           (486)             --        (234,302)       (234,300)

   Net loss for year ended
      March 31, 1999                               --             --             --              --         (57,481)        (57,481)
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance, March 31, 1999                     4,882,401            488           (486)             --        (291,783)       (291,781)

   Recapitalization                           703,452             70             88              --              --             158
   Sale of common stock                     3,455,833            345      1,750,655              --              --       1,751,000
   Issuance of stock for compensation         735,402             74      6,281,819              --              --       6,281,893
   Issuance of stock options                       --             --      1,162,500        (554,004)             --         608,496
   Issuance of stock for services             240,000             24      2,609,976              --              --       2,610,000
   Notes converted to common stock            117,599             12         88,188              --              --          88,200
   Issuance of stock for settlement
      of GHE liabilities                        6,888              1         19,999              --              --          20,000
   Contribution of interest                        --             --         25,091              --              --          25,091
   Net loss for the year ended
      March 31, 2000                               --             --             --              --     (10,692,070)    (10,692,070)
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance, March 31, 2000                    10,141,575   $      1,014   $ 11,937,830    $   (554,004)   $(10,983,853)   $    400,987
                                         ============   ============   ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                                       F 4

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                         December 20, 1996
                                                                                                            (inception)
                                                                            Year ended, March 31,           to March 31,
                                                                      -------------------------------
                                                                          2000               1999               2000
                                                                      ------------       ------------       ------------

Cash flows from operating activities:
  Net loss                                                            $(10,692,070)      $    (57,481)      $(10,983,853)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation                                                           29,805                 --             36,456
     Issuance of stock for services and compensation                     8,891,893                 --          8,891,893
     Issuance of stock options to purchase common stock                    608,496                 --            608,496
     Start up expense                                                       20,160                 --             20,160
     Loss on disposal of property and
       equipment                                                                --             22,962             22,962
     Changes in operating assets and liabilities:
       (Increase) decrease in deposits                                          --              2,030                 --
       Increase (decrease) in accounts payable
        and accrued expenses                                                27,951             27,136             75,208
       Increase in other assets                                            (15,541)                --            (15,541)
       Increase (decrease) in judgments payable                            (43,558)                --             24,638
                                                                      ------------       ------------       ------------

         Net cash used in operating activities                          (1,172,864)            (5,353)        (1,319,581)
                                                                      ------------       ------------       ------------

Cash flows from investing activities:
   Purchases of property and equipment                                    (251,015)                --           (280,628)
                                                                      ------------       ------------       ------------

         Net cash used in investing activities                            (251,015)                --           (280,628)
                                                                      ------------       ------------       ------------


   The accompanying notes are an integral part of these financial statements.

                                       F 5

                        EAGLETECH COMMUNTICATIONS, INC.,
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                            December 20,
                                                                                                                1996
                                                                                                            (inception)
                                                                            Year ended, March 31,           to March 31,
                                                                      -------------------------------
                                                                          2000               1999               2000
                                                                      ------------       ------------       ------------


  Proceeds from debt                                                  $         --       $      5,336       $    176,330
  Proceeds from sale of stock                                            1,751,000                 --          1,751,000
  Payments on related party notes                                          (88,127)                --            (88,127)
                                                                      ------------       ------------       ------------

         Net cash provided by financing activities                       1,662,873              5,336          1,839,203
                                                                      ------------       ------------       ------------

         Net increase (decrease) in cash and cash
          equivalents:                                                     238,994                (17)           238,994
                                                                      ------------       ------------       ------------

Cash and cash equivalents, beginning of period                                  --                 17                 --
                                                                      ------------       ------------       ------------

Cash and cash equivalents, end of period                              $    238,994       $         --       $    238,994
                                                                      ============       ============       ============

Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                           $         --       $         --       $         --
                                                                      ============       ============       ============

   Cash paid for income taxes during the period                       $         --       $         --       $         --
                                                                      ============       ============       ============

Schedule of noncash investing and financing activities:
 Interest on convertible and related party notes contributed to
  additional paid-in capital                                          $     25,091                          $     25,091
                                                                      ============                          ============

 Issuance of common stock to settle liabilities                       $     20,000                          $     20,000
                                                                      ============                          ============


   The accompanying notes are an integral part of these financial statements.

                                    F 6

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.       BUSINESS AND BASIS OF PRESENTATION

Eagletech Communications, Inc. ("the Company"), formerly Goldplate Holding Enterprises, Inc., ("GHE") was incorporated in Nevada on August 8, 1997.

On April 1, 1999, GHE's stockholders approved a merger with Eagletech Communications, Inc. ("Eagletech Florida"), a Florida corporation, incorporated on December 20, 1996, and located in Fort Lauderdale, Florida. Eagletech Florida was engaged in the development of proprietary unified communications products and services to complement existing telecommunications technologies for voice-mail, messaging and connectivity solutions. The merger agreement provided that the Eagletech Florida stockholders receive 4,882,401 shares and convertible note holders receive 117,599 shares for a total of 5,000,000 shares of GHE common stock. At the date of the transaction, GHE had no assets or operations and had liabilities of approximately $20,000, which was expensed as startup costs. For accounting purposes, the transaction was treated as a recapitalization and accounted for as a reverse acquisition. Therefore, the financial statements of the Company reflect the assets, liabilities and operations of Eagletech Florida as if it had been the reporting entity since inception. On June 8, 1999, subsequent to the merger, GHE changed its name to Eagletech Communications, Inc.

The Company is in the development stage and its efforts through March 31, 2000 are principally devoted to organizational activities, raising capital and development of its products. Management anticipates incurring substantial additional losses as it pursues its development efforts. See note 3 for management's plan.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

PROPERTY AND EQUIPMENT - Property, and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property, and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method.




                                       F 7

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards Board ("FASB") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. When an asset exceeds its expected operating cash flow, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. No impairments were recognized during the years ended March 31, 2000 and 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's financial instruments such as accounts payable and judgments payable approximate their carrying value.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are charged to operations as incurred.

ADVERTISING COSTS - Advertising costs are charged to operations as incurred and were $633 in 2000 and $4,701 in 1999.

INCOME TAX - Income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

DEFERRED COMPENSATION - Deferred compensation related to stock options is amortized over the period during which the options become exercisable.

START-UP COSTS - The Company accounts for start up costs in accordance with the Accounting Standards Executive Committee of the AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires start-up costs, including organizational costs be expensed as incurred. The Company expensed all start-up costs.


                                       F 8

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


LOSS PER SHARE - The Company accounts for earnings per share according to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires presentation of basic and diluted earnings or loss per share. Stock options granted during the year were not included in the computation of net loss per share because the effect of inclusion would be anti-dilutive due to the Company's net loss. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period.

SEGMENT REPORTING - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2000 and 1999.

COMPREHENSIVE INCOME - In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company had no items of other comprehensive income during the years ended March 31, 2000 and 1999.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently use derivative instruments and, therefore, does not expect that the adoption of SFAS 133 will have any impact on its financial position or results of operations.




                                       F 9

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.       OPERATIONS AND MANAGEMENT'S PLAN

The Company is a development stage entity having no revenue or operations from its inception to March 31, 2000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred net losses of $10,648,070 and $57,481 for the years ended March 31, 2000 and 1999, respectively.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining capital, commencing sales of its services and generating sufficient revenues to become profitable.

As of March 31, 2000, the Company had working capital of $164,236 and stockholders' equity of $400,987.

The Company plans to address these issues in several ways.

On May 19, 2000, subsequent to year end, the Company sold preferred stock pursuant to a private placement for $2,153,260. The Company believes that this cash will be sufficient to operate the Company for the next twelve months if the Company generates no revenues from operations. The Company expects operating losses and negative cash flow to continue for the foreseeable future as it invests in equipment, marketing and sales efforts and expansion of its services from its initial limited geographical area.

The Company has completed its testing of the services it intends to provide and it expects to begin generating revenues from operations in June 2000. The Company has one service bureau, which can service Miami-Dade, Broward and Palm Beach counties, Florida. It is enrolling independent agents to sell it services and it began advertising its services through local television in Broward County.

The Company also plans to expand its service areas to Atlanta, Georgia and Charlotte, North Carolina.

The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the rapidly evolving telecommunications markets. These risks include the failure to develop the Company's services, the rejection of the Company's services by consumers and the inability of the Company to increase revenues to generate positive cash flow.




                                      F 10

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2000:

                                                           Estimated
                                                          Useful lives
                                                          ------------

Office equipment                           $  16,483         5 years
Telecommunications equipment                 103,897         5 years
Telecommunication software                    20,258         3 years
Office and accounting software                67,048         3 years
Leasehold improvements                        41,468        10 years
Furniture and fixtures                         1,861         7 years
                                           ---------

                                             251,015

   Less:  accumulated depreciation           (29,805)
                                           ---------
                                           $ 221,210
                                           =========

Depreciation expense was $29,805 and $0 for the years ended March 31, 2000 and 1999.


5.       CONVERTIBLE DEBT

In 1998, the Company issued unsecured convertible notes in the amount of $88,200, due on demand, with interest accruing at seven percent. During June 1999, the notes were converted at $.75 per share to 117,599 shares of common stock, and the accrued interest of $12,138 was contributed to capital.


6.       JUDGMENTS PAYABLE

As of March 31, 1999, the Company had judgments relating to three outstanding irrevocable financing agreements from various banks in the amount of $68,196, issued in connection with the lease of certain equipment. During the year ended March 31, 1999, the equipment was abandoned. However, the judgments continued to accrue interest at the rate of 10%, which was included in accounts payable and accrued expenses. During the year ended March 31, 2000, the Company settled judgments totaling $48,976, including interest, for $16,500, which resulted in a gain of $32,476.




                                      F 11

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.       RELATED PARTY NOTES

As of March 31, 1999 the Company had unsecured demand notes payable to stockholders totaling $88,127. Interest of $12,953 was accrued and contributed to capital when the notes were paid.



8.       OPERATING LEASES

The Company leases its office space on a month-to-month basis. Subsequent to year-end, the Company leased additional facilities for use as a service center containing approximately 1,000 square feet, for ten years, expiring on September 30, 2009. Rental expense for the year ended March 31, 2000 for both facilities was $25,233

Future minimum lease payments for the years ended, March 31,


                    2001              $    4,802
                    2002                   4,802
                    2003                   4,802
                    2004                   4,802
                    2005                   4,802
                    Thereafter            21,610
                                      ----------

                                      $   45,620
                                      ==========


9.       SALE OF SECURITIES AND MERGER

In May 1999, the Company approved a one for three reverse stock split effective June 9, 1999. All share and per share information has been restated to retroactively reflect this split. In March 1999, GHE issued 703,452 shares to individuals pursuant to a private placement.

On April 1, 1999, the Company, pursuant to a private placement offering, sold 3,333,333 shares of common stock for $1,261,000 in cash. In January and March 2000, pursuant to additional private placements, the Company sold 122,500 share of common stock for $490,000

In June 1999, the Company issued 675,402 shares of common stock to officers and a founding stockholder and recorded a $5,818,768 charge for compensation at the market value at the date of grant. During August and September of 1999, 60,000 shares of common stock were issued for services performed, totaling $463,125 at the market value at the date of grant.



                                      F 12

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.       SALE OF SECURITIES AND MERGER (CONTINUED)

During the fiscal year 2000, the Company issued 150,000 shares of common stock to the Company's investment banking and public relations firms for services performed, totaling $1,725,000. In February and March of 2000, the Company issued 90,000 shares of common stock to consultants for services performed, totaling $720,000. These stock transactions were expensed at market value on the date the transactions were approved by the board of directors.

In June 1999, the convertible note holders converted their notes to 117,599 shares of common stock (see Note 5).

In September 1999, the Company issued 6,888 shares of common stock as payment for $20,000 of liabilities.


10.      STOCK OPTIONS

During 1999, the Company granted stock options to officers for 200,000 shares of common stock at the exercise price of $2.00 per share. Options for 100,000 shares will fully vest and become exercisable on June 1, 2000 and the other 100,000 shares will fully vest and become exercisable on December 31, 2000. The difference between fair market value and the options price of $554,004 has been recorded as deferred compensation until vested.

         The following table summarizes activity for the year ended March 31, 2000:

                    Outstanding stock options             Exercisable stock options
                    -------------------------             -------------------------

                          Weighted                                Weighted
                           Average       Weighted                  average       Weighted
Exercise                  Remaining       average                 remaining      average
 Price                   Contractual     exercise                contractual     exercise
 Range       Shares         Life           price      Shares        life          price
 -----       ------         ----           -----      ------        ----          -----

$  2.00      200,000        9.75          $ 2.00           -            -         $    -
-------      -------        ----          ------      ------       ------         ------


$  2.00      200,000        9.75          $ 2.00           -            -         $    -
=======      =======        ====          ======      ======       ======         ======

                                      F 13

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      STOCK OPTIONS (CONTINUED)


                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                        Shares       Price
                                                        ------       -----

                  Outstanding on April 1, 1999                -    $      -
                  Granted                               200,000        2.00
                                                       ========    ========

                  Outstanding on March 31, 2000         200,000    $   2.00
                                                       ========    ========


                  Exercisable on March 31, 2000               -    $      -
                                                       ========    ========

                  Shares available on March 31,
                    for options that may be granted           -

                  Weighted average fair
                     value of options granted          $   7.29
                                                       ========


11.      CONCENTRATION OF CREDIT RISK

During fiscal 2000, the Company maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance at March 31, 2000 was $238,994.


12.      INCOME TAXES

The Company did not have any net operating loss carryforwards as of March 31, 1999, due to the change of business and ownership provisions of the Internal Revenue Code.

The Company had available at March 31, 2000, operating loss carryforwards for federal and state taxes since its merger with Eagletech Florida of approximately $10,692,070, which could be applied against taxable income in subsequent years through 2020. The tax effect of the net operating loss is approximately $4,023,000 and a full valuation allowance has been recorded, since realization is uncertain.



                                      F 14

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      INCOME TAXES (CONTINUED)

Reconciliation of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

                                                    2000               1999
                                                    ----               ----
Income taxes computed at federal
   statutory tax rate                           $ 3,635,000         $    14,000
                                                -----------         -----------
State tax provision, net of
   federal benefits                                 388,000               2,000
Change in valuation allowance                    (4,023,000)            (16,000)
                                                -----------         -----------

Provision for income taxes                      $        --         $        --
                                                ===========         ===========


Temporary differences that give rise to significant deferred tax assets are as follows:

                                                    2000               1999
                                                    ----               ----

Net operating loss carryforward                 $ 4,023,000         $    19,000
                                                -----------         -----------

Total deferred tax assets                         4,023,000              19,000
                                                -----------         -----------

Valuation allowance                              (4,023,000)            (19,000)
                                                -----------         -----------

Net deferred tax asset                          $        --         $        --
                                                ===========         ===========


13.      COMMITMENTS

EMPLOYMENT AGREEMENTS - On September 30, 1999, the Company entered into an employment agreement with the Chief Operating Officer for three years commencing October 1, 1999. The agreement included a signing bonus of $10,000 and an initial annual compensation of $110,000. In addition, the Company shall pay incentive compensation equal to three percent of the Company's pre-tax earnings in excess of $750,000.



                                      F 15

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


13.      COMMITMENTS (CONTINUED)

On September 30, 1999, the Company entered into an employment agreement with the Director of Marketing for three years commencing October 1, 1999. The agreement included a signing bonus of $7,500 and an initial annual compensation of $100,000. In addition, the Company shall pay incentive compensation equal to two percent of the Company's pre-tax earnings in excess of $750,000. Subsequent to year end, the Company amended the agreement to reduce his annual base salary to $90,000 and to defer the vesting period for 100,000 of his stock options to December 1, 2000.

On September 30, 1999, the Company entered into an employment agreement with the Director of Technology for three years commencing October 1, 1999. The agreement included a signing bonus of $7,500 and an initial annual compensation of $90,000. In addition, the Company shall pay incentive compensation equal to one percent of the Company's pre-tax earnings in excess of $750,000.

Future commitments to employees (exclusive of incentive compensation) for the years ended, March 31,

                    2001              $    320,000
                    2002                   355,000
                    2003                   185,000
                                      ------------

                                      $    860,000
                                      ============


14.      SUBSEQUENT EVENTS


On May 19, 2000, the Company completed a private placement of 321,389 shares of Series A Convertible Preferred Stock for $2,153,260. The preferred shares may be converted at any time, at the option of the holder, into common stock of the Company. The conversion price is the lesser of the purchase price ($6.70 per share) or 80% of the average of the lowest three closing prices during the twenty trading days prior to conversion. If the conversion price at the time of any conversion is less than $5.00, then at the option of the Company the preferred stock may be redeemed by the Company at a price equal to 120% of the purchase price. The preferred stock will be entitled to a 10% annual dividend. The dividend will be payable in common stock upon conversion of the preferred stock. In addition, the preferred stock holders received 1.2 warrant shares for each share of preferred stock purchased. The warrants entitle the holders to purchase common stock at $6.70 per share. The term of the warrants is three years.




                                      F 16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Eagletech has changed accountants since its formation; but there were no disagreements with the findings of Eagletech's former accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT.

The directors and officers of Eagletech are as follows:

                                            Director
Name                                Age     Since             Position
----                                ---     -----             --------
Robert J. Dobbs                     40      1999              President, Chairman of the Board
                                                              and Director

Rodney E. Young                     48      1999              Executive Vice President of
                                                              Technology, Secretary, Treasurer
                                                              and Director

Robert A. Bergman                   49      1999              Executive Vice President- Sales and
                                                              Marketing

Thomas Kessler                      57      1999              Director

Kenneth L. Payne                    40      1999              Director

Christopher P. Flannery             43      1999              Director


ROBERT J. DOBBS, JR. Mr. Dobbs became President and Chairman of the Board of Eagletech in April 1999. Mr. Dobbs has been owner and President of ATNEX Business Solutions, Inc., Fort Lauderdale, Florida since 1997. In this capacity, Mr. Dobbs was responsible for all operations of a regional management consulting firm specializing in providing corporate re-engineering and business solutions. In this role, Mr. Dobbs served as interim chief operating officer for several companies providing day-to-day management of all corporate operations and financial/reporting accountability to the company's shareholders. Mr. Dobbs was responsible for increased corporate profits, reduction of overhead and improvement in company's Dun & Bradstreet credit rating. ATNEX is currently inactive and all of Mr. Dobbs' professional time and efforts are devoted to Eagletech.

         From 1995 to 1998, he served as Vice President, First Union National Bank, Fort Lauderdale, Florida where he was responsible for corporate revenue generation through the distribution of commercial credit, capital markets solutions and comprehensive cash management platforms to senior-level executives and managers of small and middle market size companies located in the South Florida Region.

         From 1986 to 1995, Mr. Dobbs served as Senior Vice President, SunTrust Bank, Washington, DC. He is a graduate of The American University Kogod School of Business. During his military career, while in the United States Army, Mr. Dobbs served on the Presidential Honor Guard.

RODNEY E. YOUNG. Mr. Young is a founder of Eagletech and has been engaged in developing Eagletech's technology since 1996. From 1989-1996, Mr. Young was owner and president of Eagle/Century Development Corp., Fort Lauderdale, Florida. There he developed the concept behind the EagleOne(TM) service.

THOMAS R. KESSLER. Mr. Kessler was named a director of Eagletech in September 1999. Since 1994, Mr. Kessler has been a Director of Montaque Securities International Limited, Nassau, The Bahamas. Mr. Kessler has been Managing Director of Lloyds Bahamas Securities, Inc., a securities brokerage firm located in Nassau, the Bahamas, since 1998. Previously he was General Manager of the Euro Canadian Bank, Nassau, The Bahamas.

         Mr. Kessler is a graduate of Kent State University (B.S. and M.A.) and the Cleveland Marshall College of Law (J.D.).

KENNETH L. PAYNE. Kenneth L. Payne became a director of Eagletech in September 1999. Since 1989, Mr. Payne has served as an officer of Main Street Realty Inc., a real estate development company in Louisville, Tennessee. Currently he is president and CEO of Main Street Realty.

         Mr. Payne is a licensed Certified Public Accountant (CPA) and is a member of the American Institute of Certified Public Accountants, the Kentucky Society of CPAs, where he has also served as a member of the Federal Taxation Committee, and the Tax division of the AICPA. Mr. Payne is a graduate of the University of Louisville and is a native of Louisville.

CHRISTOPHER P. FLANNERY. Mr. Flannery was named a director of Eagletech in September 1999. Mr. Flannery has practiced corporate and business law, with an emphasis on securities, since 1984, first in New York and now in Philadelphia. Mr. Flannery is an attorney with Astor, Weiss, Kaplan & Rosenblum, LLP in Center City Philadelphia. Mr. Flannery has written for Philadelphia Enterpriser Magazine and Mergers & Acquisitions. Mr. Flannery has been a principal speaker in numerous programs for the profession and for entrepreneurs on corporate finance and securities issues.

         Mr. Flannery graduated from the Cornell Law School in 1981. In 1978, Mr. Flannery received his B.A., magna cum laude, from LeMoyne College in Syracuse, New York majoring in History and French, with minors in Political Science and Philosophy.

ROBERT A. BERGMAN. Mr. Bergman became Eagletech's Vice President of Sales and Marketing in June 1999. Named exect vp in Sept 99. Mr. Bergman has been actively involved with sales and marketing for major investment banking firms, as well as marketing benefit enhancement products in the managed care and insurance marketplace. His background includes experience in employee benefits, estate planning and insurance sales. Since 1994, he has been a self-employed sales and marketing consultant in the insurance, energy and technology fields.

         Mr. Bergman has a B.A. in Business Administration from Temple University and pursued graduate studies at the Wharton School of Business. He is actively involved within his community and serves as a Board Member of Associated Day Care Services.

         The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, and until their successors have been duly elected and qualified. Our executive officers serve at the discretion of the Board of Directors. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of Eagletech serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any executive officer or director of Eagletech.

Board Committees. The Board of Directors has established a Compensation Committee consisting of Mr. Kessler, Mr. Kenneth Payne and Mr. Flannery. The Board intends to establish an Audit Committee at the next meeting of the Board of Directors.

Compensation Committee Interlocks And Insider Participation. No members of the Compensation Committee serve on any other boards with any of the Company's officers or directors.

Director Compensation. Eagletech's directors do not receive any cash or other compensation for their service as members of the Board of Directors, although they are reimbursed for travel and lodging expenses in connection with attendance at Board meetings. Members of the Compensation Committee are automatically granted options to purchase 25,000 shares of Company Common Stock each year they serve on the Compensation Committee under the Company's 2000 Director Stock Option Plan. These options have a ten year term and are exercisable at an exercise price of 100% of the fair market value on the date of grant. Members of the Compensation Committee are not eligible to receive options under the Company's 2000 Stock Option Plan, described below.

Compliance with Section 16. The Company's officers, directors and 5% or greater stockholders have filed all reports necessary under Section 16 on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation. The following table sets forth the compensation received for services rendered to Eagletech during the fiscal year ended March 31, 1999 by our former Chief Executive Officer. Eagletech had no officers who earned more than $100,000 during the fiscal year ended March 31, 2000.


                           SUMMARY COMPENSATION TABLE


Name And Principal         Annual Compensation   Other Annual   Long-Term      All Other
Position                   Salary($)  Bonus($)   Compensation   Compensation   Awards
------------------         ---------  --------   ------------   ------------   ------
                             Compensation
                             ------------
Robert J. Dobbs, Jr.       $110,000   $10,000    None           None            $600,000
President
Rodney E. Young             $90,000    $5,000    None           None          $2,371,884
Executive Vice President
Robert Bergman             $100,000    $7,500    None           None            $440,625

         On June 15, 1999, Robert J. Dobbs, Jr. became Chairman of the Board, President and Chief Executive Officer of Eagletech. Prior to this, in anticipation of Mr. Dobbs' employment, on May 5, he was issued 100,000 shares of restricted common stock as part of his employment agreement, valued at $600,000. On an annual basis, Mr. Dobbs' initial salary would have been $75,000. On September 25, 1999, the Board approved an employment agreement with Mr. Dobbs whereby Mr. Dobbs will receive an annual salary of $110,000, with a bonus only if granted by the Board of Directors.

         On June 15, 1999, the Company issued Mr. Young 275,000 shares of Common Stock in consideration for past services to the Company, the fair market value of which are reflected in the chart above in the column "Other Income." On September 25, 1999, the Board approved an employment agreement with Mr. Young whereby Mr. Young receives an annual salary of $90,000, with a bonus only if granted by the Board.

         On July 1, 1999, Robert Bergman became Vice President and Director of Marketing of Eagletech. As part of his initial employment arrangements, Mr. Bergman was issued 50,000 shares of restricted common stock, valued at $440,625. On an annual basis, Mr. Bergman's initial salary would have been $60,000. On September 25, 1999, the Board approved an employment agreement with Mr. Bergman whereby Mr. Bergman was named an Executive Vice President and will receive an annual salary of $100,000, with a bonus only if granted by the Board of Directors.

         Eagletech did not pay to our Chief Executive Officer or any executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the fiscal year ended March 31, 2000.

         Eagletech does not have any defined benefit or actuarial plan with respect to our Chief Executive Officer or any executive officer under which benefits are determined primarily by final compensation and years of service.

Stock Grants and Options

         In the fiscal year ended March 31, 2000, Eagletech granted 100,00 restricted shares to its Chief Executive Officer, Mr. Dobbs, and 50,000 restricted shares to its Executive Vice President of Marketing, Mr. Bergman, as signing bonuses. Eagletech also granted 275,000 restricted shares to Rodney Young as compensation for services rendered to the Company in its reorganization. The shares issued to Mr. Dobbs became vested on June 9, 2000; the shares issued to Mr. Bergman become vested July 1, 2000.

         In September, 1999, Eagletech issued its Chief Executive Officer and its Executive Vice President options to purchase 100,000 shares of Common Stock each, exercisable at $2.00 per share for a term of 10 years, expiring Sept 2009. The options granted to Mr. Dobbs vested on June 1 2000; the options granted to Mr. Bergman vest on December 1, 2000.

         None of Eagletech's directors receives any cash compensation for their respective services rendered to Eagletech as directors, nor have they received such compensation in the past. On May 11, 2000, all non-employee directors were granted options to purchase 25,000 shares of Eagletech Common Stock at an exercise price of $7.75. They all have agreed to act without compensation until authorized by the Board of Directors. Further, none of the directors is accruing any compensation under any agreement with Eagletech.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners.

         The following table sets forth the beneficial ownership for Eagletech's sole class of Common Stock of Eagletech beneficially owned by all directors, officers and 5% or more holders.

Name and
Address of                       Nature of
Beneficial                       Beneficial                Number of
Owner                            Ownership                 Shares        Percent
-----                            ---------                 ------        -------
Robert J. Dobbs(1)(2)            Record                      200,000       2.0%

Rodney E. Young(1)(3)            Record and Beneficial     2,775,001      27.4%

Robert A. Bergman(1)(4)          Record                      150,000       1.5%

James Payne(1)(5)                Record and Beneficial     2,575,001      25.4%

Thomas Kessler(1)(6)             Record and Beneficial        25,000       0.3%

Kenneth L. Payne(1)(6)(7)        Record and Beneficial       225,000       2.2%

Christopher P. Flannery(1)(6)    Record and Beneficial        25,000       0.3%

All officers and directors
As a group (7 persons)                                     5,975,002      58.9%

(1)  Address c/o Eagletech at 305 South Andrews Avenue, Fort Lauderdale,
     Florida.
(2) Includes options to purchase 100,000 shares of Common Stock exercisable at $2.00 per share beginning June 9, 2000.
(3) Mr. Young's total includes 853,330 shares owned by members of his immediate family as to which he disclaims beneficial ownership.
(4) Includes options to purchase 100,000 shares of Common Stock exercisable at $2.00 per share beginning December 1, 2000.
(5) Mr. James Payne's total includes 536,300 shares owned by members of his immediate family as to which he disclaims beneficial ownership.
(6) Represents options to purchase 25,000 shares issued to non-employee directors on May 1, 2000.
(7) Mr. Kenneth Payne's holdings include 50,000 shares owned by members of his immediate family as to which he disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of March 31, 1999, Eagletech owed a total of $88,127 to Mr. Young, a director and greater than 5% stockholder and to Mr. James Payne, a greater than 5% stockholder and brother of Kenneth Payne, a director. These notes were demand notes bearing 7% interest. By March 31, 2000, Eagletech has totally paid off the related party notes in full.

         Non-employee directors of Eagletech are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as directors of Eagletech. Insofar as the directors are engaged in other business activities, management anticipates that they will devote only a minor amount of time to Eagletech's affairs.

         The non-employee directors of Eagletech are now, and may in the future become, stockholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by Eagletech. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of Eagletech or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Eagletech does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to Eagletech's proposed business operations.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
No

(3)      Articles of Incorporation and Bylaws

         3.1      Articles of Incorporation+
         3.2      Bylaws+
         3.3 Amendment to Articles of Incorporation authorizing Series A Preferred Stock#

(4)      Instruments defining rights of Holders

         4.1      Form of Warrant#

(10)     Material Contracts

         10.1     Consulting Agreement with LBC Capital, Inc.+
         10.2     Services Agreement with BellSouth Telecommunications, Inc.+
         10.3     Employment Agreement with Robert J. Dobbs+
         10.4     Employment Agreement with Rodney Young+
         10.5     Employment Agreement with Robert Bergman+
         10.6     Form of Securities Purchase Agreement#
         10.7     Form of Registration Rights Agreement#

(21)     Subsidiaries of the Registrant

         21.1     Subsidiaries of the Registrant+

(27) Financial Data Schedule

         27.1     Financial Data Schedule++

(b) Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the period covered by this report.

--------
+ Filed with the Company's initial filing on Form 10-SB filed February 1, 2000. ++ Filed herewith
# Filed with the Company's Form 8-K on June 2, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 26, 2000                   EAGLETECH COMMUNICATIONS, INC.


                                         By: /s/ ROBERT J. DOBBS, JR.
                                             --------------------------------
                                              Robert J. Dobbs, Jr., President
                                              and Chief Executive Officer


Date: June 26, 2000                      By: /s/ RODNEY YOUNG
                                            ---------------------------------
                                              Rodney Young, Treasurer
                                              (Principal Financial Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: June 26, 2000                      /s/ ROBERT J. DOBBS, JR.
                                         ------------------------------------
                                         Robert J. Dobbs, Jr., Chairman and
                                         Director

Date: June 26, 2000                      /s/ RODNEY YOUNG
                                         ------------------------------------
                                         Rodney Young, Director

Date: June 26, 2000                      /s/ KENNETH L. PAYNE
                                         ------------------------------------
                                         Kenneth L. Payne, Director

Date: June 26, 2000                      /s/ THOMAS KESSLER
                                         ------------------------------------
                                         Thomas Kessler, Director

Date: June 26, 2000                      /s/ CHRISTOPHER P. FLANNERY
                                         ------------------------------------
                                         Christopher P. Flannery, Director