Form 10QSB
period 2000-06-30
EAGLETECH COMMUNICATIONS INC
filed 2000-07-27
CIK 1101934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                          For the transition period from __________ to _________

                          Commission file Number 0-29275


                         EAGLETECH COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in its charter)

           Nevada                                         13-4020694
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
          or organization)

305 South Andrews Avenue, Fort Lauderdale, Florida           33301
 (Address of principal executive offices)                  (Zip code)

Issuer's telephone number: (954) 462-1494

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No[]

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,141,575 Shares of Common Stock

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         EAGLETECH COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2000

ASSETS

Current assets:
   Cash and cash equivalents                                             $  1,061,779
                                                                         ------------

        Total current assets                                                1,061,779
                                                                         ------------

Property and equipment, net                                                   581,066
Less accumulated deprecation                                                  (50,187)

Patents, net                                                                   19,306
                                                                         ------------

                                                                         $  1,611,964
                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                 $      6,815
   Prepaid interest                                                            32,000
   Judgments payable                                                           24,638
                                                                         ------------

       Total current liabilities                                               63,453
                                                                         ------------

   Long term portion of prepaid interest                                       28,000
                                                                         ------------

Stockholders' equity
   Series A convertible preferred stock, $.01 par value, 10,000,000 shares authorized; 321,389 shares issued and
      outstanding                                                               3,214
   Common stock, $.0001 par value, 100,000,000 shares
      authorized; 10,141,575  shares issued and
      outstanding                                                               1,015
   Additional paid-in capital                                              13,931,868
   Deferred compensation                                                     (173,128)
   Preferred stock receivable                                                (400,000)
   Deficit accumulated during the development stage                       (11,842,458)
                                                                         ------------

       Stockholders' equity                                                 1,520,511
                                                                         ------------
                                                                         $  1,611,964
                                                                         ============

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                       December 20, 1996
                                                                                          (inception)
                                                     Three months ended June 30,         to March 31,
                                                       2000               1999               2000
                                                   ------------       ------------       ------------
Sales                                              $         --       $         --       $         --

Operating expenses:
   Selling, general, and administrative                 844,378            513,932          2,166,277
   Research and development                              28,071                 --            179,480
   Stock issued for services                                 --          7,543,768          9,500,388
                                                   ------------       ------------       ------------

       Total operating expenses                         872,449          8,057,700         11,846,145
                                                   ------------       ------------       ------------

       Loss from operations                            (872,449)        (8,057,700)       (11,846,145)
                                                   ------------       ------------       ------------

Other income (expense):
   Interest expense                                        (616)            (6,105)           (35,327)
   Interest income                                       14,460                 --             29,500
   Gain on settlement of judgments                           --                 --             32,476
   Loss on disposal of property and equipment                --                 --            (22,962)
                                                   ------------       ------------       ------------

       Total other income (expense)                      13,844             (6,105)             3,687
                                                   ------------       ------------       ------------

Net loss                                           $   (858,605)      $ (8,063,805)      $(11,842,458)
                                                   ============       ============       ============

Loss per share, basic and diluted                  $      (0.08)      $      (1.41)
                                                   ============       ============

Weighted averages shares outstanding                 10,143,168          5,726,279
                                                   ============       ============

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY

                                                Series A preferred stock                  Common stock                  Additional
                                                ------------------------                  ------------                   paid-in
                                                Shares            Amount            Shares            Amount             capital
                                                ------            ------            ------            ------             -------
   Issuance of stock,
      December 20, 1996                                --      $         --         4,882,401      $        488       $       (486)

   Net loss for year ended
      March 31, 1997                                   --                --                --                --                 --
                                             ------------      ------------      ------------      ------------       ------------

Balance, March 31, 1997                                --                --         4,882,401               488               (486)

   Net loss for year ended
      March 31, 1998                                   --                --                --                --                 --
                                             ------------      ------------      ------------      ------------       ------------

Balance, March 31, 1998                                --                --         4,882,401               488               (486)

   Net loss for year ended
      March 31, 1999                                   --                --                --                --                 --
                                             ------------      ------------      ------------      ------------       ------------

Balance, March 31, 1999                                --                --         4,882,401               488               (486)

   Recapitalization                                    --                --           703,452                70                 88
   Sale of common stock                                --                --         3,455,833               345          1,750,655
   Issuance of stock for compensation                  --                --           735,402                74          6,281,819
   Issuance of stock options                           --                --                --                --          1,162,500
   Issuance of stock for services                      --                --           240,000                24          2,609,976
   Notes converted to common stock                     --                --           117,599                12             88,188
   Issuance of stock for settlement
      of GHE liabilities                               --                --             6,888                 1             19,999
   Contribution of interest                            --                --                --                --             25,091
   Net loss for the year ended
      March 31, 2000                                   --                --                --                --                 --
                                             ------------      ------------      ------------      ------------       ------------

Balance, March 31, 2000                                                            10,141,575             1,014         11,937,830

  Sale of Series A preferred stock                321,389             3,214                --                --          1,963,101

   Issuance of stock for settlement
      of GHE liabilities                               --                --             5,000                 1             30,937

  Amortization of deferred compensation                --                --                --                --                 --

   Net loss for the year ended
       June 30, 2000                                   --                --                --                --                 --
                                             ------------      ------------      ------------      ------------       ------------

Balance, June 30, 2000                            321,389      $      3,214        10,146,575      $      1,015       $ 13,931,868
                                             ============      ============      ============      ============       ============

                                                                                      Deficit accumulated
                                                                                          during the
                                                    Deferred       Preferred stock        development
                                                  compensation        receivable             stage             Total
                                                  ------------        ----------             -----             -----
   Issuance of stock,
      December 20, 1996                           $         --       $         --       $         --       $          2

   Net loss for year ended
      March 31, 1997                                        --                 --            (98,010)           (98,010)
                                                  ------------       ------------       ------------       ------------

Balance, March 31, 1997                                     --                 --            (98,010)           (98,008)

   Net loss for year ended
      March 31, 1998                                        --                 --           (136,292)          (136,292)
                                                  ------------       ------------       ------------       ------------

Balance, March 31, 1998                                     --                 --           (234,302)          (234,300)

   Net loss for year ended
      March 31, 1999                                        --                 --            (57,481)           (57,481)
                                                  ------------       ------------       ------------       ------------

Balance, March 31, 1999                                     --                 --           (291,783)          (291,781)

   Recapitalization                                         --                 --                 --                158
   Sale of common stock                                     --                 --                 --          1,751,000
   Issuance of stock for compensation                       --                 --                 --          6,281,893
   Issuance of stock options                          (554,004)                --                 --            608,496
   Issuance of stock for services                           --                 --                 --          2,610,000
   Notes converted to common stock                          --                 --                 --             88,200
   Issuance of stock for settlement
      of GHE liabilities                                    --                 --                 --             20,000
   Contribution of interest                                 --                 --                 --             25,091
   Net loss for the year ended
      March 31, 2000                                        --                 --        (10,692,070)       (10,692,070)
                                                  ------------       ------------       ------------       ------------

Balance, March 31, 2000                               (554,004)                --        (10,983,853)           400,987

  Sale of Series A preferred stock                          --           (400,000)                --          1,566,315

   Issuance of stock for settlement
      of GHE liabilities                                    --                 --                 --             30,938

  Amortization of deferred compensation                380,876                 --                 --            380,876

   Net loss for the year ended
       June 30, 2000                                        --                 --           (858,605)          (858,605)
                                                  ------------       ------------       ------------       ------------

Balance, June 30, 2000                            $   (173,128)      $   (400,000)      $(11,842,458)      $  1,520,511
                                                  ============       ============       ============       ============

    The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                            December 20, 1996
                                                                                                               (inception)
                                                                          Three months ended June 30,          to June 30,
                                                                            2000               1999               2000
                                                                        ------------       ------------     -----------------
Cash flows from operating activities:
   Net loss                                                             $   (858,605)      $ (8,063,805)      $(11,842,458)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                                         20,574                 --             57,030
        Amortization of deferred compensation                                380,876                               380,876
        Issuance of stock for services and compensation                       30,938          7,543,768          8,922,831
        Issuance of stock options to purchase common stock                        --                 --            608,496
        Start up expense                                                          --            204,000             20,160
        Loss on disposal of property and
            equipment                                                             --                 --             22,962
        Changes in operating assets and liabilities:
            Increase (decrease) in accounts payable
             and accrued expenses                                            (43,305)            (2,238)            31,903
            Increase (decrease) in judgments payable                              --                 --             24,638
                                                                        ------------       ------------       ------------

               Net cash used in operating activities                        (469,522)          (318,275)        (1,773,562)
                                                                        ------------       ------------       ------------

Cash flows from investing activities:
   Patents                                                                    (3,957)            (1,500)           (19,498)
   Purchases of property and equipment                                      (330,051)            (5,352)          (610,679)
                                                                        ------------       ------------       ------------

               Net cash used in investing activities                    $   (334,008)      $     (6,852)      $   (630,177)
                                                                        ------------       ------------       ------------

    The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                            December 20, 1996
                                                                                                               (inception)
                                                                          Three months ended June 30,          to June 30,
                                                                            2000               1999               2000
                                                                        ------------       ------------     -----------------
   Proceeds from debt                                                   $         --       $         --       $    176,330
   Proceeds from sale of preferred stock                                   1,626,315                             1,626,315
   Proceeds from sale of stock                                                    --          1,261,000          1,751,000
   Payments on related party notes                                                --            (54,225)           (88,127)
                                                                        ------------       ------------       ------------

               Net cash provided by financing activities                   1,626,315          1,206,775          3,465,518
                                                                        ------------       ------------       ------------

               Net increase in cash and cash
                  equivalents:                                               822,785            881,648          1,061,779
                                                                        ------------       ------------       ------------

Cash and cash equivalents, beginning of period                               238,994                 --                 --
                                                                        ------------       ------------       ------------

Cash and cash equivalents, end of period                                $  1,061,779       $    881,648       $  1,061,779
                                                                        ============       ============       ============

Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                             $         --       $         --       $         --
                                                                        ============       ============       ============

   Cash paid for income taxes during the period                         $         --       $         --       $         --
                                                                        ============       ============       ============

Schedule of noncash investing and financing activities:
   Interest on convertible and related party notes  contributed to
      additional paid-in capital                                        $         --       $     12,138       $     25,091
                                                                        ============       ============       ============
   Issuance of common stock to settle liabilities                       $         --       $         --       $     20,000
                                                                        ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                     SELECTED NOTES TO FINANCIAL STATEMENTS


1.        UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three months ended June 30, 2000 and 1999, and for the period from December 20, 1996 (inception) to June 30, 2000, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of these financial statements in accordance with generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for an interim period are not necessarily indicative of the results for a full year.

The interim unaudited financial statements should be read in conjunction with the financials statements and notes for the year ended March 31, 2000 filed as part of the Company's Form 10-KSB.


2.       SALE OF SECURITIES

The following equity transactions occurred subsequent to the Company's year-end on March 31, 2000.

On May 19, 2000, the Company completed a private placement of 321,389 shares of Series A convertible preferred stock for $1,556,315, net of expenses. The preferred shares may be converted at any time, at the option of the holder, into common stock of the Company. The conversion price is the lesser of the purchase price ($6.70 per share) or 80% of the average of the lowest three closing prices during the twenty trading days prior to conversion. If the conversion price at the time of any conversion is less than $5.00, then at the option of the Company, the preferred stock may be redeemed by the Company at a price equal to 120% of the purchase price. The preferred stock will be entitled to a 10% annual dividend. The dividend will be payable in common stock upon conversion of the preferred stock. In addition, the preferred stockholders received 1.2 warrant shares for each share of preferred stock purchased. The warrants entitle the holders to purchase common stock at $6.70 per share. The term of the warrants is three years. In connection with this transaction the Company received notes from two preferred stockholders totaling $400,000. The notes are secured by the preferred shares and are due May 16, 2002 with interest of 8%. The preferred stockholders prepaid interest of $64,000 for the two-year period.

On June 1, 2000, the Company issued 5,000 shares of common stock as settlement of a liability. The shares were valued at the closing market price on June 1, 2000.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                     SELECTED NOTES TO FINANCIAL STATEMENTS


3.       COMMITMENTS

EMPLOYMENT AGREEMENTS - On April 30, 2000, the Company entered into an employment agreement with the president and chief executive officer for three years commencing May 1,2000. The agreement included a signing bonus of $100,000 and an initial annual compensation of $200,000. On May 1, 2001 the salary increases to $225,000 and on May 1, 2002 to $250,000. In addition the employee shall receive 300,000 common stock options at fair market value on the day of the grant expiring 10 years from issue date. Options shall vest immediately and will be 100% granted on May 1st of the following years: May 1, 2000, 2001, and 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

REVENUES

The Company has not had any revenues from operations during this period. The Company expects to begin generating revenues beginning in August 2000 for services provided beginning in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At the end of the quarter ended June 30, 2000, Eagletech has cash resources of $1,061,779 and no long-term debt or currently due debt, except for normal trade payables. The cash on hand represents the remaining proceeds of the Company's private placement that closed on May 19, 2000. Based on Eagletech's existing expenses, this is sufficient capital for 9 months of operations if Eagletech generated no revenues from operations and raised no additional funds. Eagletech expects to begin to receive cash flow from operations beginning in August 2000 of approximately $10,000 per month, with $125,000 per month expected once its initial service bureau is fully subscribed. On this basis, if Eagletech did not expand beyond its present size, Eagletech could operate on a profitable basis, but Eagletech's expansion beyond its present market would be extremely slow.

         On May 25, 2000, Eagletech announced its plans to expand to the Atlanta, Georgia and Charlotte, North Carolina markets. Eagletech has already purchased the equipment necessary to service these markets with the proceeds of its private placement that closed on May 19, 2000. Eagletech plans to greatly expand its operations and is in negotiations with two sources of additional financing to raise approximately $2,000,000 through the sale of additional equity to fund the national roll-out of the EagleOne(TM) service bureau product. Eagletech believes that this additional funding will allow us to expand the EagleOne(TM) service bureau product to an additional 8 to 10 markets within the 9 state BellSouth service area. Of this funding, approximately $800,000 will be used for purchase of equipment, $400,000 for marketing and $800,000 for general working capital. Eagletech may need to hire additional administrative and customer service personnel as part of this expansion.

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

         Eagletech most direct competitor is Linx Communications. Founded in 1996 as a distributor for the Wildfire product line, Linx is now a national communications service provider offering businesses and consumers local and toll-free access to a number of communications products and services through the telephone or Internet. Linx offers customizable unified communication services that allow individuals to connect to important callers and gives them access to messages with one local or toll free phone number or Internet connection.

         Funded by Advanced Technology Ventures and One Liberty Ventures, Linx makes its users accessible through a single number (local or toll-free) and provides a single point of access, through the telephone or the Internet, for all voice messages, faxes and email. When a caller dials a user's

LinxConnect number, the system rings up to three user-specified numbers simultaneously and announces the caller. The user can choose to take the call, send it to voice mail, or transfer the call to a colleague. For faxes, users can send an incoming fax to specified machines or hold it in queue for printing later.

         There are key differences between the EagleOne and LinxConnect. LinxConnect rings three numbers simultaneously while EagleOne rings them in sequence. The LinxConnect configuration requires the use of multiple lines at the same time, thereby limiting the number of subscribers possible per switch to less than the 300 possible under Eagletech's system, where only two lines are used. EagleOne's proprietary switching configuration permits at least 1500 subscribers per switch, thereby insuring a substantial cost advantage to Eagletech in providing these unifying message services. Further, the LinxConnect service includes a measured meter rate component for long distance calls that may result in the user paying more per minute than under his or her current long distance provider. EagleOne's patented proprietary technology provides Eagletech with a competitive advantage while providing the customer with a fixed rate solution.

GOVERNMENT REGULATIONS

         The Telecommunications Act of 1996 was enacted to foster competition in the telecommunications industry. Under the act, Eagletech is considered an Exempt Telecommunications Company (Information Service Provider) because it is in the business of providing telecommunications services using facilities and services of a regulated telecommunications carrier.

         Under the terms of the Modified Final Judgment of 1983 that brought about the breakup of AT&T, Eagletech is an "Information Service Provider." As an ISP, Eagletech is not required to pay access fees, as compared to a "carrier" which is required to pay access fees to the local exchange carriers. The FCC is currently reviewing the issue of access fee reform and has taken the position that "ISPs" should remain free from access fees.


         Eagletech has 5 full time employees and operates one facility at 305 South Andrews Avenue, Fort Lauderdale, Florida used as the principal corporate office and the site of its initial service bureau.

         Eagletech has significant capital needs, which to date Eagletech has met through private sales of its equity and loans. In the quarter ended June 30, 2000, Eagletech raised $2.1 million from investors in a private placement of convertible preferred stock. Eagletech will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities. Eagletech is in negotiations with two sources of additional financing to raise approximately $2,000,000 through the sale of equity to fund the national rollout of the EagleOne(TM) service bureau product. Eagletech believes that this additional funding will allow us to expand the EagleOne(TM) service bureau product to an additional 8 to 10 markets in the 9 state BellSouth service area. Of this possible funding, approximately $800,000 will be used for purchase of equipment, $400,000 for marketing and $800,000 for general working capital. Eagletech may need to hire additional administrative and customer service personnel as part of this expansion.

                            PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES.

On May 19, 2000, the Registrant, Eagletech Communications, Inc., closed on a private placement of 321,389 shares of Class A Convertible Preferred Stock ("Preferred Stock") and Warrants to purchase 385,667 shares of Common Stock ("Warrants") to accredited investors under Rule 506 of Regulation D. The shares of Common Stock underlying the Preferred Stock and the Warrants are subject to registration rights.

The sale price of the Preferred Stock was $6.70 per share, for gross proceeds of $2,153,300. The Preferred Shares may be converted at any time, at the option of the holder, into common stock of the Company. The conversion price is the lesser of the purchase price ($6.70 per share) or 80% of the average of the lowest three closing prices during the twenty trading days prior to conversion. If the conversion price at the time of any conversion is less than $5.00, then at the option of the Company, the Company may redeem the Preferred Stock at a redemption price equal to 120% of the purchase price. The Preferred Stock will be entitled to a 10% annual dividend. The dividend will be payable in common stock upon conversion of the Preferred Stock. In addition, the purchasers received a Common Stock Purchase Warrant (a "Warrant") to purchase 1.2 shares of Common Stock for each share of Preferred Stock purchased. The Warrants have an exercise price of $6.70 per share. The term of the Warrant is three years. In connection with this transaction the Company received notes from two preferred stockholders totaling $400,000. The notes are secured by the Preferred Stock and are due May 16, 2002 with interest of 8%. These preferred stockholders prepaid interest of $64,000 for the two-year period.

On June 1, 2000, the Company issued 5,000 shares of common stock as settlement of a liability, which were valued at $30,938 based on the closing price on June 1, 2000.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 15, 2000, a majority of the stockholders of the Company approved by written consent an amendment to the Company's certificate of incorporation authorizing 5,000,000 shares of preferred stock, of which 1,000,000 shares were designated as Class A Preferred Stock.

ITEM 5. OTHER INFORMATION.

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
No

(3)      Articles of Incorporation and Bylaws

         3.1      Articles of Incorporation +
         3.1(a)   Amendment to Articles of Incorporation #
         3.2      Bylaws +

(4)      Instruments Defining Rights of Holders

         4.1      Form of Warrant#


(10)     Material Contracts

         10.1     Consulting Agreement with LBC Capital, Inc. +
         10.2     Services Agreement with BellSouth Telecommunications, Inc. +
         10.3     Employment Agreement with Robert J. Dobbs +
         10.4     Employment Agreement with Rodney Young +
         10.5     Employment Agreement with Robert Bergman +
         10.6     Form of Securities Purchase Agreement#
         10.7     Form of Regulation Rights Agreement#

(21)     Subsidiaries of the Registrant

         21.1     Subsidiaries of the Registrant +

(27) Financial Data Schedule

         27.1     Financial Data Schedule ++

--------

+ Filed with the Company's initial filing on Form 10-SB filed February 1, 2000.

++ Filed herewith

# Filed with the Company's Form 8-K on June 2, 2000.

REPORTS ON FORM 8-K

         The Company filed a Form 8-K on June 2, 2000 concerning the sale of Preferred Stock described in Item 2, above.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                   EAGLETECH COMMUNICATIONS, INC.
                                   ------------------------------
                                            (Registrant)







Date: July 27, 2000               /s/ Robert J. Dobbs, Jr.
                                  ----------------------------------------------
                                  Robert J. Dobbs, Jr. President and Chief
                                     Executive Officer