Form 10QSB
period 2000-09-30
EAGLETECH COMMUNICATIONS INC
filed 2000-11-14
CIK 1101934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                          For the transition period from __________ to _________

                          Commission file Number  0-29275


                         EAGLETECH COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in its charter)

               Nevada                                     13-4020694
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

305 South Andrews Avenue, Fort Lauderdale, Florida                33301
 (Address of principal executive offices)                      (Zip code)

Issuer's telephone number: (954) 462-1494


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,346,573 Shares of Common Stock Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                      PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         EAGLETECH COMMUNICATIONS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000

ASSETS

Current assets:
   Cash and cash equivalents                                            $    584,042
   Prepaid insurance                                                          39,284
                                                                        ------------

        Total current assets                                                 623,326
                                                                        ------------

Property and equipment                                                       672,370
     Less accumulated deprecation                                            (87,342)
                                                                        ------------

                                                                             585,028
                                                                        ------------
Patents, net                                                                  20,806
                                                                        ------------

                                                                        $  1,229,160
                                                                        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                $      7,431
   Stock dividend payable                                                     78,247
   Prepaid interest                                                           32,000
   Judgments payable                                                          24,638
                                                                        ------------

       Total current liabilities                                             142,316
                                                                        ------------

   Long term-portion of prepaid interest                                      20,000
                                                                        ------------

Stockholders' equity :
   Series A convertible preferred stock, $.01 par value, 10,000,000
      shares authorized; 321,389  shares issued and outstanding                3,214
   Common stock, $.0001 par value, 100,000,000 shares
      authorized; 10,346,573  shares issued and outstanding                    1,035
   Additional paid-in capital                                             14,082,950
   Deferred compensation                                                     (69,253)
   Preferred stock receivable                                               (400,000)
   Deficit accumulated during the development stage                      (12,551,102)
                                                                        ------------

       Stockholders' equity                                                1,066,844
                                                                        ------------

                                                                        $  1,229,160
                                                                        ============

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS

                                                                                                                   December 20, 1996
                                                      Three months ended                 Six months ended              Inception
                                                         September 30,                     September 30,            to September 30,
                                                     2000             1999             2000            1999               2000
                                                 ------------     ------------     ------------     -----------       ------------
Sales                                            $         --     $         --     $         --     $        --       $         --

Operating expenses:
   Selling, general and administrative                621,948        8,257,188        1,466,326       8,771,120          2,788,225
   Research and development                            28,786               --           56,857              --            208,266
   Stock issued for services                               --        7,543,768               --              --          9,500,388
                                                 ------------     ------------     ------------     -----------       ------------

       Total operating expenses                       650,734       15,800,956        1,523,183       8,771,120         12,496,879
                                                 ------------     ------------     ------------     -----------       ------------

       Loss from operations                          (650,734)     (15,800,956)      (1,523,183)     (8,771,120)       (12,496,879)
                                                 ------------     ------------     ------------     -----------       ------------

Other income (expense):
   Interest expense                                      (616)          (1,034)          (1,232)         (5,071)           (35,943)
   Interest income                                     20,953            5,081           35,413           5,081             50,453
   Gain on settlement of judgments                         --               --               --              --             32,476
   Loss on disposal of property and equipment              --               --               --              --            (22,962)
                                                 ------------     ------------     ------------     -----------       ------------

       Total other income (expense)                    20,337            4,047           34,181              10             24,024
                                                 ------------     ------------     ------------     -----------       ------------

Net loss                                             (630,397)     (15,796,909)      (1,489,002)     (8,771,110)       (12,472,855)

Preferred stock dividends                             (78,247)              --          (78,247)             --            (78,247)
                                                 ------------     ------------     ------------     -----------       ------------

Net loss available to common stockholders        $   (708,644)    $(15,796,909)    $ (1,567,249)    $(8,771,110)      $(12,551,102)
                                                 ============     ============     ============     ===========       ============

Loss per share, basic and diluted                $      (0.07)    $      (2.61)    $     (0.15)    $      (1.45)
                                                 ============     ============     ===========     ============

Weighted averages shares outstanding               10,346,573        6,050,308       10,344,879       6,042,984
                                                 ============     ============     ===========     ============


   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (a development stage company)
                  STATEMENTS OF CHANGES TO STOCKHOLDERS' EQUITY


                                            Series A
                                         preferred stock        Common stock
                                        ----------------        ------------        Paid-in
                                        Shares    Amount     Shares     Amount      capital
                                        ------    ------     ------     ------      -------

Issuance of stock,
   December 20, 1996                        --    $   --    4,882,401   $  488    $      (486)
                                        ------    ------   ----------   ------    -----------

Net loss for year ended
   March 31, 1997                           --        --           --       --             --
                                        ------    ------   ----------   ------    -----------

Balance, March 31, 1997                     --        --    4,882,401      488           (486)

   Net loss for year ended
      March 31, 1998                        --        --           --       --             --
                                        ------    ------   ----------   ------    -----------

Balance, March 31, 1998                     --        --    4,882,401      488           (486)

   Net loss for year ended
      March 31, 1999                        --        --           --       --             --
                                        ------    ------   ----------   ------    -----------

Balance, March 31, 1999                     --        --    4,882,401      488           (486)

   Recapitalization                         --        --      903,450       90             68
   Sale of common stock                     --        --    3,455,833      345      1,750,655
   Issuance of stock for compensation       --        --      735,402       74      6,281,819
   Issuance of stock options                                       --       --      1,162,500
   Issuance of stock for services           --        --      240,000       24      2,609,976
   Notes converted to common stock          --        --      117,599       12         88,188
   Issuance of stock for settlement
      of liabilities                        --        --        6,888        1         19,999
   Contribution of interest                 --        --           --       --         25,091
   Net loss for the year ended
      March 31, 2000                        --        --           --       --             --
                                        ------    ------   ----------   ------    -----------

Balance, March 31, 2000                     --    $   --   10,341,573   $1,034    $11,937,810
                                        ------    ------   ----------   ------    -----------

                                                                      Deficit
                                                                    accumulated
                                                       Preferred     during the
                                           Deferred      stock      development
                                        compensation   receivable      stage            Total
                                        ------------   ----------      -----            -----

Issuance of stock,
   December 20, 1996                     $       --     $     --    $         --     $          2
                                         ----------     --------    ------------     ------------

Net loss for year ended
   March 31, 1997                                --           --         (98,010)         (98,010)
                                         ----------     --------    ------------     ------------

Balance, March 31, 1997                          --           --         (98,010)         (98,008)

   Net loss for year ended
      March 31, 1998                             --           --        (136,292)        (136,292)
                                         ----------     --------    ------------     ------------

Balance, March 31, 1998                          --           --        (234,302)        (234,300)

   Net loss for year ended
      March 31, 1999                             --           --         (57,481)         (57,481)
                                         ----------     --------    ------------     ------------

Balance, March 31, 1999                          --           --        (291,783)        (291,781)

   Recapitalization                              --           --              --              158
   Sale of common stock                          --           --              --        1,751,000
   Issuance of stock for compensation            --           --              --        6,281,893
   Issuance of stock options               (554,004)          --              --          608,496
   Issuance of stock for services                --           --              --        2,610,000
   Notes converted to common stock               --           --              --           88,200
   Issuance of stock for settlement
      of liabilities                             --           --              --           20,000
   Contribution of interest                      --           --              --           25,091
   Net loss for the year ended
      March 31, 2000                             --           --     (10,692,070)     (10,692,070)
                                         ----------     --------    ------------     ------------

Balance, March 31, 2000                  $ (554,004)    $     --    $(10,983,853)    $    400,987
                                         ----------     --------    ------------     ------------




   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES TO STOCKHOLDERS' EQUITY



                                                 Series A
                                              preferred stock         Common stock
                                             ------------------       ------------        Paid-in
                                             Shares     Amount      Shares     Amount     capital
                                             ------     ------      ------     ------     -------

Sale of Series A preferred stock            321,389   $3,214.00           --   $   --   $ 1,963,101

Issuance of stock for settlement
  of liabilities                                 --          --        5,000        1        30,937

Amortization of deferred compensation            --          --           --       --            --

Amortization of  preferred stock warrants        --          --           --       --       151,102

Net loss for the period ended
  September 30, 2000                             --          --           --       --            --
                                            -------   ---------   ----------   ------   -----------

Balance, September 30, 2000                 321,389   $   3,214   10,346,573   $1,035   $14,082,950
                                            =======   =========   ==========   ======   ===========

                                                                          Deficit
                                                                        accumulated
                                                            Preferred    during the
                                              Deferred       stock      development
                                            compensation   receivable       stage           Total
                                            ------------   ----------       -----           -----

Sale of Series A preferred stock              $      --    $(400,000)   $         --    $1,566,315.00

Issuance of stock for settlement
  of liabilities                                     --           --              --           30,938

Amortization of deferred compensation           484,751           --              --          484,751

Amortization of  preferred stock warrants            --           --              --          151,102

Net loss for the period ended
  September 30, 2000                                 --           --      (1,567,249)      (1,567,249)
                                              ---------    ---------    ------------    -------------

Balance, September 30, 2000                   $ (69,253)   $(400,000)   $(12,551,102)   $   1,066,844
                                              =========    =========    ============    =============







   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS

                                                                                                December 20, 1996
                                                                                                   (inception)
                                                              Six months ended September 30,      September 30,
                                                                    2000            1999              2000
                                                                -----------     -----------       ------------

Cash flows from operating activities:
   Net loss                                                     $(1,567,249)    $(8,771,110)      $(12,551,102)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                                57,921           3,622             94,377
        Amortization of deferred compensation                       484,751              --            484,751
        Issuance of stock for services and compensation              30,938       8,006,893          8,922,831
        Issuance of stock options to purchase common stock               --              --            608,496
        Amortization of value of preferred stock warrants           151,102              --            151,102
        Preferred stock dividend                                     78,247              --             78,247
        Start up expense                                                 --         204,000             20,160
        Loss on disposal of property and
          equipment                                                      --              --             22,962
        Changes in operating assets and liabilities:
          (Increase) decrease in prepaid insurance                  (39,284)             --            (39,284)
          Increase (decrease) in accounts payable
           and accrued expenses                                     (42,689)        (14,527)            32,519
          Increase (decrease) in other assets                            --          (7,208)            24,638
                                                                -----------     -----------       ------------

             Net cash used in operating activities                 (846,263)       (578,330)        (2,150,303)
                                                                -----------     -----------       ------------

Cash flows from investing activities:
   Patents                                                           (5,649)             --            (21,190)
   Purchases of property and equipment                             (421,355)       (147,476)          (701,983)
                                                                -----------     -----------       ------------

             Net cash used in investing activities              $  (427,004)    $  (147,476)      $   (723,173)
                                                                -----------     -----------       ------------

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS

                                                                                                   December 20, 1996
                                                                         Six months ended             (inception)
                                                                            September 30,           to September 30,
                                                                         2000           1999              2000
                                                                      ----------    -----------       -----------

   Proceeds from debt                                                 $       --    $        --       $   176,330
   Proceeds from sale of preferred stock                               1,618,315             --         1,618,315
   Proceeds from sale of stock                                                --      1,261,000         1,751,000
   Payments on related party notes                                            --        (54,225)          (88,127)
                                                                      ----------    -----------       -----------

               Net cash provided by financing activities               1,618,315      1,206,775         3,457,518
                                                                      ----------    -----------       -----------

               Net increase in cash and cash
                  equivalents:                                           345,048        480,969           584,042
                                                                      ----------    -----------       -----------

Cash and cash equivalents, beginning of period                           238,994             --                --
                                                                      ----------    -----------       -----------

Cash and cash equivalents, end of period                              $  584,042    $   480,969       $   584,042
                                                                      ==========    ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                           $       --    $        --       $        --
                                                                      ==========    ===========       ===========

   Cash paid for income taxes during the period                       $       --    $        --       $        --
                                                                      ==========    ===========       ===========

Schedule of noncash investing and financing activities:
   Interest on convertible and related party notes contributed to
      additional paid-in capital                                      $       --    $    12,138       $    25,091
                                                                      ==========    ===========       ===========
   Issuance of common stock to settle liabilities                     $   30,938    $    25,000       $    50,938
                                                                      ==========    ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                     SELECTED NOTES TO FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the six months ended September 30, 2000 and 1999, and for the period from December 20, 1996 (inception) to September 30, 2000, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of these financial statements in accordance with generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

On May 19, 2000, the Company completed a private placement of 321,389 shares of Series A convertible preferred stock for $1,556,315, net of expenses. The preferred shares may be converted at any time, at the option of the holder, into common stock of the Company. The conversion price is the lesser of the purchase price ($6.70 per share) or 80% of the average of the lowest three closing prices during the twenty trading days prior to conversion. If the conversion price at the time of any conversion is less than $5.00, then at the option of the Company, the preferred stock may be redeemed by the Company at a price equal to 120% of the purchase price. The preferred stock is entitled to a 10% annual dividend. The dividend will be payable in cash or in common stock.

In addition, the preferred stockholders received 1.2 warrants for each share of preferred stock purchased. The warrants entitle the holders to purchase common stock at $6.70 per share at any time until May 19, 2003. The warrants have been valued at $3.23 per warrant or a total of $1,247,257 using the Black-Scholes formula. As of September 30, 2000, $151,102 has been expensed for warrants and paid-in capital has increased the same amount.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.       SALE OF SECURITIES (CONTINUED)

In connection with this transaction, the Company received notes from two preferred stockholders totaling $400,000. The notes are secured by the preferred shares, are due May 16, 2002, and bear an interest rate of 8%. The preferred stockholders prepaid interest of $64,000 for the two-year period. Interest income of $12,000 has been recorded through September 30, 2000.

On June 1, 2000, the Company issued 5,000 shares of common stock as settlement of a liability. The shares were valued at the closing market price on June 1, 2000, for a total of $30,938.

On September 11, 2000, the Company issued 199,998 shares of common stock to an existing stockholder. These shares had not been issued by the transfer agent in connection with the Company's reverse stock split in 1999. The prior year's financial statements have been restated for this error. The result had no effect on the loss for the year ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

         This Plan of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from the Company's expansion plans, the likelihood of successful completion of such plans, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements below (the "Cautionary Statements") include, without limitation: (1) the ability of the Company to continue its national rollout of its service bureaus; (2) the ability of the Company to market its suite of telecommunications connectivity services to small and medium size businesses in its service areas; (3) the effects of vigorous competition in the markets in which the Company operates; (4) the impact of technological change on the Company's businesses, new entrants and alternative technologies in the Company's business; (5) regulatory risks, including the impact of the Telecommunications Act of 1996; (6) the impact of competitive services and pricing; (7) risks associated with debt service requirements and interest rate fluctuations; and
(8) other risks referenced from time to time in the Company's filings with the SEC, including the Form 10-KSB for the year ended March 31, 2000. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended September 30, 2000, and 1999. The information should be read in conjunction with the "Plan of Operations" and consolidated financial statements and notes thereto contained herein and in the Form 10-KSB for the year ended March 31, 2000.

         Over the next twelve months, Eagletech intends to continue to rollout its EagleOne(TM) service bureau product throughout the Southeastern United States. Eagletech believes that such an expansion will require substantial investment in equipment and administrative personnel. Eagletech will continue to outsource marketing, technical assistance and manufacturing. Because Eagletech has its equipment manufactured by a third party under a fixed-cost contract, Eagletech can estimate the cost of producing new service bureaus. Eagletech must negotiate with local telephone service providers to site equipment. Eagletech has received a patent (Patent No. 6,058,180) from the United States Patent and Trademark Office ("USPTO") for its core technology that allows the use of one telephone line for "One Number, Follow Me" service. On October 11, 2000, Eagletech received a Notice of Allowance from the USPTO on an additional utility patent covering its technology. Although Eagletech intends to continually update and refine its products and services to increase customer satisfaction, Eagletech does not need additional research and development to operate its existing and planned service bureaus.

REVENUES

         The Company has not had any revenues from operations during this period. The Company believes that this is due to the unanticipated difficulty the Company has encountered in introducing a new type of service to its target market. The Company expects to begin generating revenues beginning in November 2000 for services provided beginning in October 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At the end of the quarter ended September 30, 2000, Eagletech had cash resources of $584,042 and no long-term debt or currently due debt, except for normal trade payables. At the end of the quarter ended September 30, 2000, Eagletech has accrued $78,247 in dividends payable on its Series A Preferred Stock, which is payable annually. The cash on hand represents the remaining proceeds of the Company's private placement that closed on May 19, 2000. Based on Eagletech's existing expenses, this is sufficient capital for six months of operations if Eagletech generated no revenues from operations and raised no additional funds. Eagletech expects to begin to receive cash flow from operations beginning in November 2000. On this basis, if Eagletech did not expand beyond its present size, Eagletech believes it could operate on a profitable basis, but Eagletech's expansion beyond its present market would be extremely slow.

         By the end of September, 2000, Eagletech finished installing the equipment necessary to establish EagleOne(TM) service bureaus in the Atlanta, Georgia and Charlotte, North Carolina markets. Eagletech has already purchased the equipment necessary to service these markets with the proceeds of its private placement that closed on May 19, 2000. Eagletech plans to greatly expand its operations and is in negotiations with two sources of additional financing to raise approximately $2,000,000 through the sale of additional equity to fund the national roll-out of the EagleOne(TM) service bureau product. Eagletech believes that this additional funding will allow us to expand the EagleOne(TM) service bureau product to an additional eight to ten markets within the nine state BellSouth service area. Of this funding, approximately $800,000 will be used for purchase of equipment, $400,000 for marketing and $800,000 for general working capital. Eagletech may need to hire additional administrative and customer service personnel as part of this expansion.

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

         There are several important differences between the EagleOne and LinxConnect. LinxConnect rings three numbers simultaneously while EagleOne rings them in sequence. The LinxConnect configuration requires the use of multiple lines at the same time, thereby limiting the number of subscribers possible per switch to less than the 300 possible under Eagletech's system, where only two lines are used. EagleOne's proprietary switching configuration permits at least 1500 subscribers per switch, thereby insuring a substantial cost advantage to Eagletech in providing these unifying message services. Further, the LinxConnect service includes a measured meter rate component for long distance calls that may result in the user paying more per minute than under his or her current long distance provider. EagleOne's patented proprietary technology provides Eagletech with a competitive advantage while providing the customer with a fixed rate solution.

GOVERNMENT REGULATIONS

         The Telecommunications Act of 1996 was enacted to foster competition in the telecommunications industry. Under the act, Eagletech is considered an Exempt Telecommunications Company (an "Information Service Provider" or "ISP") because it is in the business of providing telecommunications services using facilities and services of a regulated telecommunications carrier. As an ISP, Eagletech is not required to pay access fees, as compared to a "carrier" which is required to pay access fees to the local exchange carriers. The FCC is currently reviewing the issue of access fee reform and has taken the position that ISP should remain free from access fees.

         Eagletech has 5 full time employees and operates one facility at 305 South Andrews Avenue, Fort Lauderdale, Florida used as the principal corporate office and the site of its initial service bureau. Eagletech also leases space for its Atlanta and Charlotte, North Carolina service bureaus.

         Eagletech has significant capital needs, which to date Eagletech has met through private sales of its equity and loans. Eagletech will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities. Eagletech is in negotiations with two sources of additional financing to raise approximately $2,000,000 through the sale of equity to fund the national rollout of the EagleOne(TM) service bureau product. Eagletech believes that this additional funding will allow us to expand the EagleOne(TM) service bureau product to an additional six to eight markets in the nine state BellSouth service area, beyond the three markets where Eagletech has service bureaus. Of this possible funding, approximately $800,000 will be used for purchase of equipment, $400,000 for marketing and $800,000 for general working capital. Eagletech may need to hire additional administrative and customer service personnel as part of this expansion.

                                             PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         Not Applicable.

ITEM 2. CHANGES IN SECURITIES.

         On September 11, 2000, the Company issued 199,998 shares of common stock to an existing stockholder, which represented shares that should have been issued to that stockholder after the Company's reverse stock split in 1999, but which were issued prior to the reverse stock split due to an error by the transfer agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
No

(3)      Articles of Incorporation and Bylaws

         3.1      Articles of Incorporation+
         3.1(a)   Amendment to Articles of Incorporation#
         3.2      Bylaws+

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

         Not applicable.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                           EAGLETECH COMMUNICATIONS, INC.
                                           ------------------------------
                                                    (Registrant)

Date: 11/10/2000                           /S/ ROBERT J. DOBBS, JR.
     -------------------                   ---------------------------------
                                           Robert J. Dobbs, Jr. President and
                                           Chief Executive Officer