Form 10QSB
period 2000-12-31
EAGLETECH COMMUNICATIONS INC
filed 2001-02-21
CIK 1101934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

                         Commission file Number 0-29275
                                                -------


                         EAGLETECH COMMUNICATIONS, INC.
                         ------------------------------
                 (Name of Small Business Issuer in its charter)

               Nevada                                       13-4020694
               ------                                       ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
          or organization)

  305 South Andrews Avenue, Fort Lauderdale, Florida           33301
 --------------------------------------------------            -----
    (Address of principal executive offices)                 (Zip code)

Issuer's telephone number: (954) 462-1494
                           --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,346,575 Shares of Common Stock
                                           ---------------------------------

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                         EAGLETECH COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)


ASSETS
Current assets:
   Cash and cash equivalents                                             $    202,217
   Accounts receivable                                                          1,494
   Prepaid insurance                                                           29,463
                                                                         ------------

        Total current assets                                                  233,174
                                                                         ------------

Property and equipment                                                        691,260
     Less accumulated depreciation                                           (126,391)

Patents, net                                                                   20,463
                                                                         ------------

                                                                         $    818,506

                                                                         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                 $     18,826
   Stock dividend payable                                                     132,079
   Current portion of prepaid interest income                                  36,000
   Judgments payable                                                           24,638
                                                                         ------------

       Total current liabilities                                              211,543
                                                                         ------------

   Long term-portion of prepaid interest income                                 8,000
                                                                         ------------

Stockholders' equity :
   Series A convertible preferred stock, $.01 par value, 1,000,000
      shares authorized; 321,389  shares issued and outstanding                 3,214
   Preferred stock, $.01 par value, 9,000,000 shares authorized;
      no shares issued and outstanding                                             --
   Common stock, $.0001 par value, 100,000,000 shares
      authorized; 10,346,575  shares issued and outstanding                     1,034
   Additional paid-in capital                                              15,596,910
   Preferred stock receivable                                                (400,000)
   Deficit accumulated during the development stage                       (14,602,195)
                                                                         ------------

       Stockholders' equity                                                   598,963
                                                                         ------------

                                                                         $    818,506
                                                                         ============




   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                   December 20, 1996
                                                                                                                      (inception)
                                                 Three months ended December 31,  Nine months ended December 31,    to December 31,
                                                      2000            1999            2000               1999             2000
                                                  ------------     -----------    ------------        -----------     ------------
Sales                                             $      1,357     $        --    $      1,357        $        --     $      1,357

Operating expenses:
   Selling, general and administrative:
      Non-cash compensation                             69,253         463,125         554,004          8,255,424       10,054,392
      Other selling, general and administrative        398,245         248,227       1,228,718            747,066        2,550,617
   Research and development                             30,918              --          87,775             51,542          239,184
                                                  ------------     -----------    ------------        -----------     ------------

       Total operating expenses                        498,416         711,352       1,870,497          9,054,032       12,844,193
                                                  ------------     -----------    ------------        -----------     ------------

       Loss from operations                           (497,059)       (711,352)     (1,869,140)        (9,054,032)     (12,842,836)
                                                  ------------     -----------    ------------        -----------     ------------

Other income (expense):
   Interest expense                                         --          (1,034)         (1,232)            (6,281)         (35,943)
   Interest income                                      13,759           5,081          49,172              8,885           64,212
   Gain on settlement of judgments                          --              --              --             32,476           32,476
   Loss on disposal of property and equipment               --              --              --                 --          (22,962)
                                                  ------------     -----------    ------------        -----------     ------------
       Total other income (expense)                     13,759           4,047          47,940             35,080           37,783
                                                  ------------     -----------    ------------        -----------     ------------

Net loss                                              (483,300)       (707,305)     (1,821,200)        (9,018,952)     (12,805,053)

Preferred stock dividends and related charges          (53,832)             --      (1,797,142)                --       (1,797,142)
                                                  ------------     -----------    ------------        -----------     ------------

Net loss available to common stockholders         $   (537,132)    $  (707,305)   $ (3,618,342)       $(9,018,952)    $(14,602,195)
                                                  ============     ===========    ============        ===========     ============

Loss per share, basic and diluted                 $      (0.05)    $     (0.11)   $      (0.35)       $     (1.44)
                                                  ============     ===========    ============        ===========

Weighted averages shares outstanding                10,346,575       6,559,686      10,345,464          6,262,837
                                                  ============     ===========    ============        ===========


   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                           December 20, 1996
                                                                                                            (inception) to
                                                                        Nine months ended December 31,        December 31,
                                                                          2000                1999                2000
                                                                        -----------        -----------        ------------
Cash flows from operating activities:                                   $(1,821,200)       $(9,018,952)       $(12,805,053)
   Net loss
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                                        97,312             11,780             133,768
        Amortization of deferred compensation                               554,004                 --             554,004
        Issuance of stock for services and compensation                      30,938          8,006,893           8,922,831
        Issuance of stock options to purchase common
            stock                                                                --                 --             608,496
        Start up expense                                                         --            204,000              20,160
        Loss on disposal of property and
            equipment                                                            --                 --              22,962
        Gain on settlement of judgements                                         --            (32,476)                 --
        Changes in operating assets and liabilities:
            (Increase) decrease in prepaid                                  (29,463)                --             (29,463)
            Increase (decrease) in accounts payable                              --                 --                  --
             and accrued expenses                                           (31,295)           (13,608)             43,913
            Increase in other assets                                         (1,494)            (7,682)            (17,035)
           Increase (decrease) in judgements payable                             --            (16,500)             24,638
                                                                        -----------        -----------        ------------
               Net cash used in operating activities                    $(1,201,198)       $  (866,545)       $ (2,520,779)
                                                                        -----------        -----------        ------------

continued

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  December 20, 1996
                                                                                                     (inception)
                                                               Nine months ended December 31,       to December 31,
                                                                  2000                1999               2000
                                                               -----------        -----------        -----------
Cash flows from investing activities:

   Patents                                                     $    (5,649)       $        --        $    (5,649)
   Purchases of property and equipment                            (440,245)          (194,592)          (720,873)
                                                               -----------        -----------        -----------

               Net cash used in investing activities              (445,894)          (194,592)          (726,522)
                                                               -----------        -----------        -----------

Cash flows from financing activities:

   Proceeds from debt                                                   --                 --            176,330
   Proceeds from sale of preferred stock                         1,566,315                 --          1,566,315
   Prepaid interest income                                          44,000                 --             44,000
   Proceeds from sale of stock                                          --          1,261,000          1,751,000
   Payments on related party notes                                      --            (54,225)           (88,127)
                                                               -----------        -----------        -----------

               Net cash provided by financing activities         1,610,315          1,206,775          3,449,518
                                                               -----------        -----------        -----------

               Net increase in cash and cash
                  equivalents                                  $   (36,777)       $   145,638        $   202,217
                                                               -----------        -----------        -----------


continued

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                   December 20, 1996
                                                                                                      (inception)
                                                                 Nine months ended December 31,      to December 31,
                                                                    2000               1999               2000
                                                                  ---------          ---------          --------
Cash and cash equivalents, beginning of period                    $ 238,994          $      --          $     --
                                                                  ---------          ---------          --------

Cash and cash equivalents, end of period                          $ 202,217          $ 145,638          $202,217
                                                                  =========          =========          ========

Supplemental disclosure of cash flow information:

   Cash paid for interest during the period                       $      --          $      --          $     --
                                                                  =========          =========          ========
   Cash paid for income taxes during the period                   $      --          $      --          $     --
                                                                  =========          =========          ========

Schedule of non-cash investing and financing activities:
   Interest on convertible and related party notes
      contributed to additional paid-in capital                   $      --          $  12,138          $ 25,091
                                                                  =========          =========          ========

   Issuance of common stock to settle liabilities                 $  30,938          $  20,000          $ 50,938
                                                                  =========          =========          ========


   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                     SELECTED NOTES TO FINANCIAL STATEMENTS


1. UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three and nine months ended December 31, 2000 and 1999, and for the period from December 20, 1996 (inception) to December 31, 2000, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of these financial statements in accordance with generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

On May 19, 2000, the Company completed a private placement of 321,389 shares of Series A convertible preferred stock for $1,566,315, net of expenses. The preferred shares may be converted at any time, at the option of the holder, into common stock of the Company. The conversion price is the lesser of the purchase price ($6.70 per share) or 80% of the average of the lowest three closing prices during the twenty trading days prior to conversion. If the conversion price at the time of any conversion is less than $5.00, then at the option of the Company, the preferred stock may be redeemed by the Company at a price equal to 120% of the purchase price. The preferred stock is entitled to a 10% annual dividend. The dividend will be payable in cash or in common stock.

In addition, the preferred stockholders received 1.2 warrants for each share of preferred stock purchased (385,667). The warrants entitle the holders to purchase common stock at $6.70 per share at any time until May 19, 2003. The warrants have been valued at $3.23 per warrant or a total of $1,247,257 using the Black-Scholes formula. As of December 31, 2000, $1,247,257 was expensed for warrants and paid-in capital increased the same amount.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. SALE OF SECURITIES (CONTINUED)

In connection with this transaction, the Company received notes from two preferred stockholders totaling $400,000. The notes are secured by the preferred shares, are due May 16, 2002, and bear an interest rate of 8%. The preferred stockholders prepaid interest of $64,000 for the two-year period. Interest income of $20,000 has been recorded through December 31, 2000.

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

         The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended December 31, 2000, and 1999. The information should be read in conjunction with the "Plan of Operations" and consolidated financial statements and notes thereto contained herein and in the Form 10-KSB for the year ended March 31, 2000.

         Over the next twelve months, Eagletech intends to continue to rollout its Eagle1call(TM) service bureau product throughout the Southeastern United States, in addition to building up its business in its existing service bureaus covering Broward, Dade and Palm Beach Counties in Florida, Atlanta, Georgia and Charlotte, North Carolina. Eagletech believes that such an expansion will require substantial investment in equipment and administrative personnel. Eagletech will continue to outsource marketing, technical assistance and manufacturing. Because Eagletech has its equipment manufactured by a third party under a fixed-cost contract, Eagletech can estimate the cost of producing new service bureaus. Eagletech must negotiate with local telephone service providers to site equipment. Eagletech has received a patent (Patent No. 6,058,180) from the United States Patent and Trademark Office ("USPTO") for its core technology that allows the use of one telephone line for "One Number, Follow Me" service. On October 11, 2000, Eagletech received a Notice of Allowance from the USPTO on an additional utility patent covering its technology. Although Eagletech intends to continually update and refine its products and services to increase customer satisfaction, Eagletech does not need additional research and development to operate its existing and planned service bureaus under the current business model.


REVENUES

         The Company recognized minimal revenues of $1,357 from operations during the nine months ended December 31, 2000. The Company had no revenues in the nine months ended December 31, 1999. The Company believes that this is due to the unanticipated difficulty the Company has encountered in introducing a new type of service to its target market. The Company expects revenues to increase as it grows its customer base.

LIQUIDITY AND CAPITAL RESOURCES

         Eagletech has significant capital needs, which to date it has met through private sales of its equity and loans. Eagletech will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

         At the end of the quarter ended December 31, 2000, Eagletech had cash resources of $202,217 and no long-term debt or currently due debt, except for normal trade payables. At the end of the quarter ended December 31, 2000, Eagletech has accrued $132,079 in dividends payable on its Series A Preferred Stock, which is payable annually. The cash on hand represents the remaining proceeds of the Company's private placement that closed on May 19, 2000. Based on Eagletech's existing expenses, this is sufficient capital for 2 months of operations if Eagletech generated minimal revenues from operations and raised no additional funds. Eagletech began to generate revenues from operations beginning in December 2000.

         At the end of December 2000, Eagletech had finished installing the equipment necessary to establish Eagle1call(TM) service bureaus in the Atlanta, Georgia and Charlotte, North Carolina markets and had begun testing these systems. Eagletech purchased the equipment necessary to service these markets with the proceeds of its private placement that closed on May 19, 2000. Eagletech is negotiating with several sources of funding to allow the Company to continue operations and expand. Eagletech may need to hire additional administrative and customer service personnel as part of this possible expansion.

COMPETITION

         Eagletech competes with numerous companies with a variety of products and services within the enhanced telecommunications services market. Eagletech's core product, "Eagle1call"(TM), provides most of the features of its competitors products in three areas: unified messaging/unified communications, one-number follow-me and virtual PBX (Private Branch Exchange) or outsourced business telephone system.

         Our competition has almost universally adopted the "Voice over IP"
(VoIP) mode of call transport. The IP in VoIP stands for Internet Protocol or sending a voice conversation in digital packets over a data network like the Internet. VoIP proponents have suggested that this new technology will someday replace the existing telecommunications standard known as the Public Switched Telephone Network (PSTN). Seven years after its introduction, VoIP has only captured 1/2 of 1% of the $250 Billion world telecommunications market and has yet to overcome quality of service issues. Sound quality for VoIP calls are generally much less than calls over the PSTN, and VoIP calls are much more likely to be dropped in the middle of a call. The current circuit switched PSTN infrastructure was designed to be scalable and has a build out capacity of 5 to 20 times its current user load before fully utilizing decades of capital investment. VoIP still requires connections to the PSTN at each end of its network. The PSTN will be around for a long time to come and the public will continue to rely on its circuit switched infrastructure for the foreseeable future.

         All of Eagletech's competitors have adopted a measured rate pricing model that makes unified communications, follow-me and virtual PBX impractical for most small businesses. Although the pricing structure is changing constantly, the current pricing trend for Eagletech's competitors is a base price of $10 to $20 per month per user, plus a per minute charge of $.07 to $.10 per minute. I-Link, Linx, Accessline, VirtualPBX.com and Intellogistics are a few of the two dozen or so competitive services nationally. Intellogistics and I-Link compete with Eagletech in Atlanta and Charlotte.

         Most of our competitors' products are designed for personal use only and are not adaptable for business use by an entire company. In contrast Eagletech's patented proprietary technology uses a circuit switched model for call transport, without the quality issues of VoIP. Our use of one trunk for simultaneous inbound and outbound call setup, then releasing the call to the carriers' network, increases subscriber density by seven times and allows breakthrough flat rate pricing of $24.95 per extension, per month, with no per minute charges.

         Call processing sites in various cities are connected via a virtual private IP network (VPN) to central web servers, billing servers, and network monitoring servers housed in Eagletech's home office data center. Provisioning and customer self-maintenance use the IP network while call traffic uses the more reliable and less costly PSTN.

         This patented proprietary technology provides Eagletech with a competitive advantage while providing its customers with a fixed cost solution. Our technology also allows selected strategic partner carriers an opportunity to seamlessly integrate these enhanced services into their circuit switched network and offer their customers tremendous value-added bundled services. A real time virtual "Test Drive" of the Eagle1call system is available at www.eagle1call.com.


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

         Eagletech has 4 full time employees and operates one facility at 305 South Andrews Avenue, Fort Lauderdale, Florida used as the principal corporate office and the site of its initial service bureau. Eagletech also leases space for its Atlanta and Charlotte, North Carolina service bureaus.

         Eagletech has significant capital needs, which to date Eagletech has met through private sales of its equity and loans. Eagletech will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities. Eagletech is in negotiations with sources of additional financing, but the Company can give no assurances that it will be successful in obtaining such financing. If Eagletech is unable to find additional sources of financing, the Company will be forced to curtail drastically its operations and cease its expansion plans.


                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
  No
  --

  (3)    Articles of Incorporation and Bylaws

         3.1      Articles of Incorporation +
         3.1(a)   Amendment to Articles of Incorporation #
         3.2      Bylaws +

  (4)    Instruments Defining Rights of Holders

         4.1      Form of Warrant#


  (10)   Material Contracts

         10.1     Consulting Agreement with LBC Capital, Inc. +
         10.2     Services Agreement with BellSouth Telecommunications, Inc. +
         10.3     Employment Agreement with Robert J. Dobbs +
         10.4     Employment Agreement with Rodney Young +
         10.5     Employment Agreement with Robert Bergman +
         10.6     Form of Securities Purchase Agreement#
         10.7     Form of Registration Rights Agreement#

  (21)   Subsidiaries of the Registrant

         21.1     Subsidiaries of the Registrant +

  (27)   Financial Data Schedule

         27.1     Financial Data Schedule++


REPORTS ON FORM 8-K

         On November 29, 2000, the Company filed a Form 8-K to announce the resignation of its former president and appointment of Rodney Young as president and chief executive officer.


-------------------
+ Filed with the Company's initial filing on Form 10-SB filed February 1, 2000. ++ Filed herewith
#  Filed with the Company's Form 8-K on June 2, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                           EAGLETECH COMMUNICATIONS, INC.
                                           ------------------------------
                                                   (Registrant)


Date: February 20, 2001                    /S/ RODNEY YOUNG
      ----------------------               ------------------------------
                                           Rodney Young, President