Form 10KSB
period 2001-03-31
EAGLETECH COMMUNICATIONS INC
filed 2001-08-14
CIK 1101934

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the fiscal year ended  March 31, 2001
                                              ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    -------------

                        Commission File Number: 0-29275


                         EAGLETECH COMMUNICATIONS, INC.
                         ------------------------------
                 (Name of Small Business Issuer in its charter)

          Nevada                                         13-4020694
          ------                                         ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

305 South Andrews Avenue, Fort Lauderdale, Florida            33301
--------------------------------------------------           --------
 (Address of principal executive offices)                   (Zip code)

Issuer's telephone number: (954) 462-1494
                          ----------------

Securities registered under Section 12(b) of the Act:

TITLE OF CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
None

Securities registered under Section 12(g) of the Act:

                         Common Stock ($.0001 Par Value)
                         -------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation

S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $2,049

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by references to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Aggregate Market Value of Common Stock held by Non-Affiliates: $266,000 as of 7-31-01.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,351,018 shares of common stock


                       DOCUMENTS INCORPORATED BY REFERENCE

None


Transitional Small Business Disclosure Format (Check One): Yes      No  X
                                                               ---     ---

                                TABLE OF CONTENTS

                                                                             Page
                                     PART I

Item 1.  Description of Business                                               1

Item 2.  Description of Property                                              11

Item 3.  Legal Proceedings                                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

                                     PART II

Item 5.  Market for Common Equities and Related Stockholder Matters           12

Item 6.  Plan of Operation                                                    13

Item 7.  Financial Statements                                                 20

Item 8.  Changes in and Disagreements with Accountants                        20

                                    PART III

Item 9.  Security Ownership of Certain Beneficial Owners and Management       20

Item 10. Directors, Executive Officers, Promoters and Control Persons         21

Item 11. Executive Compensation                                               22

Item 12. Certain Relationships and Related Transactions                       23

Item 13. Exhibits and Reports on Form 8-K                                     23


Index to Exhibits                                                             25

         Signatures

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Eagletech Communications, Inc. ("Eagletech" or the "Company") is a development stage company in the business of providing telecommunications services to its customers. Eagletech had very limited revenues from operations in the since inception to March 31, 2001.

         Eagletech was founded to manufacture, market and distribute unique communications products and services. We recognized an opportunity to develop a messaging service and a low cost call management product that could handle voice mail, call-forwarding and call screening at a reasonable cost. Currently, many mobile and remote professionals (i.e., professionals who do not work out of a fixed office) have cellular telephones, pagers, portable computers, email and corporate voice mail in order to stay in contact with co-workers and customers when out of the office. Eagletech provides services that Eagletech believes increase customer productivity and efficiency by making its customers more accessible. Eagletech has begun signing up customers for "EagleOne"(TM) service bureau services in Broward and Miami-Dade counties in Florida and has begun marketing its service bureaus in Atlanta and Miami.

         By the end of September 2000, Eagletech finished installing the equipment necessary to establish EagleOne(TM) service bureaus in the Atlanta, Georgia and Charlotte, North Carolina markets. Eagletech has already purchased the equipment necessary to service these markets with the proceeds of its private placement that closed on May 19, 2000. Eagletech plans to greatly expand its operations, but will need additional funding to meet this goal. Eagletech plans to expand the EagleOne(TM) service bureau product to an additional 8 to 10 markets within the nine state BellSouth service area. Eagletech does not have any commitments for this necessary expansion capital. Eagletech's expansion will be limited by equipment costs and any barriers to access to a local telephone company's central office or switching facilities. In order for Eagletech to provide services in a particular geographic area, Eagletech must physically connect its equipment to the local telephone service provider's central switching equipment. Each such central office serves a defined geographic area. Eagletech will need substantial funds to complete the regional and national rollout of its services. See, Plan of Operations, above, page 13.

         Over the next twelve months, Eagletech intends to continue to rollout its EagleOne(TM) service bureau product throughout the Southeastern United States. Eagletech believes that such an expansion will require substantial investment in equipment and administrative personnel. We will continue to outsource marketing, technical assistance and manufacturing. Because Eagletech has its equipment manufactured by a third party under a fixed-cost contract, Eagletech can estimate the cost of producing new service bureaus. Eagletech must negotiate with local telephone service providers to site equipment. Eagletech has received Patent Number 6,058,180 from the United States Patent and Trademark Office for its patent on its core technology that allows the use of one telephone line for "One Number, Follow Me" service. Although Eagletech intends to continually update and refine its products and services to increase customer satisfaction, Eagletech does not need additional research and development to have an operational service bureau in place.

         Eagletech delivers an array of communications services that work with a customer's existing communications equipment or as a stand-alone solution. Because of the proprietary manner in which we deliver these services, Eagletech believes we are the low cost communications service provider compared with our competitors, based on publicly available pricing information. As described below, under "Competition," Eagletech's patent-pending technology uses only one telephone line and all other competitors use up to seven lines to provide the same service. The United States Patent and Trademark Office has issued Patent Number 6,058,180 to Eagletech on our proprietary "Automatic Person - following Communications Systems." The Company has an additional patent approved for issuance and further patents pending.

         Eagletech's main product is its "EagleOne"(TM) flat rate service, which includes:

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

     - "EagleMail"(TM) Voice mail service--callers have the option to leave a detailed message of up to five minutes in length. Calls are automatically deleted after 30 days.

     - "EagleMessage"(TM) - EagleMail(TM) messages are delivered within minutes. EagleMessage(TM) re-delivers a customer's messages until the customer is found. The customer specifies how often and how many times deliveries are attempted.

     - "EagleWeb"(TM) -Customers can set up and make changes to transfer numbers, message delivery specifications and the like using the Internet, or when on the road, from a cellular telephone. EagleWeb(TM) allows the customer to have messages delivered to a customer's email address and heard on a multimedia computer.

     - "EagleFax"(TM) - Stores and forwards customers' faxes to any fax machine. EagleFax(TM) notifies the user when he or she has received a fax.

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

MARKETING

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

         The experience in Miami-Dade and Broward Counties in South Florida, together with the experience at corporate accounts, will be instrumental in obtaining a strategic partner for the EagleOne(TM) product. This strategic partner could be a retail chain that sells a significant amount of telecommunications equipment or a partner capable of bundling this product with their own telecommunications products. Alternatively, Eagletech can contract with independent sales representatives on a commission only basis to market and sell the EagleOne(TM) service bureau product to independent cellular telephone dealers. In either event, Eagletech intends to rollout EagleOne(TM) to the major metropolitan regions of the country, starting from its south Florida base to the nine state BellSouth service area once it obtains sufficient funding.

         The Company has entered into agreements with a number of local telecommunications services distributors in Broward and Miami-Dade counties and in its Atlanta and Charlotte markets. For each customer who decides to use the service, the dealer receives a commission together with a residual income from the monthly revenue stream generated by the customer.

         Eagletech was incorporated as Goldplate Holdings Enterprises, Inc. in Nevada in August 1997. In June 1999, Eagletech changed its name to Eagletech Communications, Inc. Eagletech's corporate offices are located at 305 South Andrews Avenue, Fort Lauderdale, Florida 33301. Eagletech's telephone number at that location is (954) 462-1494.

COMPETITION

         Eagletech competes with a variety of companies that provide some type of message services. There are a number of turnkey voice mail systems available on the market, the majority featuring expensive, high density equipment focused on larger businesses. There are also several excellent software products on the market; however, these products require programming experience and are aimed at developers and not end users.

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

          LinxConnect is currently available in Boston, New York, San Francisco, Los Angeles and Washington, D.C. The basic charge for LinxConnect, the equivalent "One Number Follow-Me" service of EagleOne, is $ 24.95 a month plus a set-up fee of $ 24.95. In addition there is a measured meter rate charge of $
 .15 per minute for long distance calls. Through the first year of marketing, the average bill was $ 50 to $ 75 per month. In 1998, Linx had 2500 subscribers, $1 million in revenues and lost $1 million. In 1999, Linx grew its subscriber base to 5,000 subscribers.

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

         Neither Wildfire nor LinxConnect is available in Ft. Lauderdale,
Florida.

         Eagletech has 2 full time employees and operates one facility at 305 South Andrews Avenue, Fort Lauderdale, Florida used as the principal corporate office and the site of its initial service bureau. As part of its expansion into Atlanta, Georgia and Charlotte, North Carolina, Eagletech has rented space near the local telephone company's central office.


         Eagletech's business is subject to numerous risk factors, including, but not limited to, the following:

RISKS RELATED TO EAGLETECH'S BUSINESS

         THIS REPORT CONTAINS FORWARD-LOOKING INFORMATION. This report on Form 10-KSB contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs, and assumptions. Words such as " anticipates," "expects," "intends", "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

         DEVELOPMENT STAGE COMPANY; LIMITED OPERATING HISTORY. Eagletech is an early-stage company and Eagletech expects to encounter risks and difficulties frequently faced by early-stage companies in new and rapidly evolving markets. Eagletech installed its first test system in September 1999. Eagletech's limited operating history makes an evaluation of Eagletech's future prospects very difficult. Eagletech will encounter the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. Eagletech cannot be certain that Eagletech's business strategy will be successful or that Eagletech will successfully address these risks.

         EAGLETECH ANTICIPATES FUTURE LOSSES AND NEGATIVE CASH FLOW. Eagletech expects operating losses and negative cash flow to continue for the next twelve months. Eagletech anticipates its losses will continue because Eagletech expects to incur additional costs and expenses related to:

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

         As of March 31, 2001, Eagletech had an accumulated deficit during the development stage of $15,392,657. Eagletech incurred net losses of $4,408,804 and sales of $2,049 in the fiscal year ended March 31, 2001. Eagletech's ability to become profitable depends on Eagletech's ability to generate and sustain sales while maintaining reasonable expense levels. If Eagletech does achieve profitability, Eagletech cannot be certain that Eagletech would be able to sustain or increase profitability on a quarterly or annual basis in the future. See page 13, "Plan of Operations."

         EAGLETECH'S LIMITED OPERATING HISTORY MAKES FUTURE FORECASTING DIFFICULT. Because of Eagletech's limited history as a development stage company with very limited revenues from operations, Eagletech finds it difficult to forecast its net sales accurately. Eagletech has limited meaningful historical financial data upon which to base planned operating expenses, since it (including its predecessor) has been in the development stage without sales since 1996. We base Eagletech's current and future expense levels on Eagletech's operating plans and estimates of future net sales, and Eagletech's expenses are largely fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders Eagletech receives. Consequently, Eagletech may be unable to adjust Eagletech's spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause Eagletech's net losses in a given quarter to be greater than expected.

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

         IF EAGLETECH DOES NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, EAGLETECH'S SERVICES COULD BECOME OBSOLETE AND EAGLETECH'S BUSINESS WOULD BE SERIOUSLY HARMED. If Eagletech faces material delays in introducing new services, products and enhancements, limited number of existing customers may forego the use of Eagletech's services and use those of Eagletech's competitors. To remain competitive, Eagletech must continue to enhance and improve the functionality and features of Eagletech's telecommunications services. The telecommunications industry is rapidly changing as a result of deregulation, technology improvements and new customer demands. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, Eagletech's existing proprietary technology and systems may become obsolete. Developing, enhancing and upgrading Eagletech's proprietary technology entails significant technical and business risks. Eagletech may use new technologies ineffectively or Eagletech may fail to adapt Eagletech's proprietary technology and Eagletech's computer network to customer requirements or emerging industry standards.

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

         IF THE PROTECTION OF EAGLETECH'S TECHNOLOGY, TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, EAGLETECH'S BUSINESS WILL BE SERIOUSLY HARMED. The steps Eagletech takes to protect Eagletech's proprietary rights may be inadequate. Eagletech regards Eagletech's copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to Eagletech's success. In addition, Eagletech has filed for patent protection for its proprietary technology and has received a Notice of Allowance regarding its patent application. Eagletech will pay the Issue Fee and the patent will issue in the near future. Eagletech relies on trademark and copyright law, trade secret protection and confidentiality or license agreements with Eagletech's employees, customers, partners and others to protect Eagletech's proprietary rights. Eagletech is in the process of filing for trademark protection for "Eagletech" for telecommunications services. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which Eagletech will sell Eagletech's products and services.

         THE LOSS OF THE SERVICES OF ONE OR MORE OF EAGLETECH'S KEY PERSONNEL, OR EAGLETECH'S FAILURE TO ATTRACT, ASSIMILATE AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM EAGLETECH'S BUSINESS. The loss of the services of one or more of Eagletech's key personnel could seriously harm Eagletech's business. Eagletech depends on the continued services and performance of Eagletech's senior management and other key personnel, particularly Rodney Young, Eagletech's President and Chief Executive Officer and the inventor of Eagletech's proprietary technology. Eagletech's future success also depends upon the continued the services of other essential technical, sales, marketing and support personnel. All of Eagletech's officers and key employees are bound by employment agreements. Eagletech does not have "key person" life insurance policies covering any of Eagletech's employees.

         RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. If we are presented with appropriate opportunities, Eagletech intends to make investments in complementary companies, products or technologies. Eagletech may not realize the anticipated benefits of any acquisition or investment. If Eagletech buys a company, Eagletech could have difficulty in assimilating that company's personnel and operations. In addition, the essential personnel of the acquired company may decide not to work for Eagletech. If Eagletech makes other types of acquisitions, Eagletech could have difficulty in assimilating the acquired technology or products into Eagletech's operations. These difficulties could disrupt Eagletech's ongoing business, distract Eagletech's management and employees and increase Eagletech's expenses. Furthermore, Eagletech may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to Eagletech or Eagletech's existing stockholders.

         EXISTING STOCKHOLDERS WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER EAGLETECH. Executive officers, directors and entities affiliated with them, if acting together, would be able to significantly influence all matters requiring approval by Eagletech's stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders, taken together, beneficially own approximately 59% of Eagletech's outstanding common stock and can elect all directors and pass any action requiring stockholder approval. See "Security Ownership of Certain Beneficial Owners and Management," page 20, and "Directors, Executive Officers, Promoters and Control Persons," page 21.

         IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE EAGLETECH. Provisions of Eagletech's Certificate of Incorporation, Eagletech's Bylaws and Nevada law could make it more difficult for a third party to acquire Eagletech, even if doing so would be beneficial to Eagletech's stockholders. See "Description of Securities".

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

RISKS RELATED TO SECURITIES MARKETS

         VOLATILITY OF STOCK PRICES MAY INCREASE THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF THE PREFERRED STOCK. The stock market from time to time experiences significant price and volume fluctuations, some of which are unrelated to the operating performance of particular companies. We believe that a number of factors can cause the price of our common stock to fluctuate, perhaps substantially. These factors include, among others:

              Announcements of financial results and other developments relating to our business;

              Changes in the general state of the economy; and

              Changes in market analyst estimates and recommendations for our common stock.

         Significant downward fluctuations of the price of our stock may substantially increase the number of shares of common stock issuable upon conversation of the Preferred Stock as a result of the conversion formula, which is tied to the market price of the common stock.

         The issuance of additional shares of common stock upon conversion of the Preferred Stock may cause significant dilution of existing stockholders' interests and exert downward pressure on the price of our common stock.

         Significant dilution of existing stockholders' interests may occur if we issue additional shares of common stock underlying the Preferred Stock. We are presently registering 4,800,000 shares of common stock that are issuable upon conversion of the Preferred Stock and dividends thereon. The actual number of shares of common stock issuable upon conversion of the Preferred Stock may constitute a significantly greater percentage of the total outstanding shares of our common stock, as such conversion is based on a formula pegged to the market price of the common stock. The shares of Preferred Stock are convertible at a price equal to the lesser of: eighty (80%) percent of the average of the lowest three (3) closing prices during the twenty (20) trading days prior to the Conversion Date; or, $3.67 per share, subject to adjustment. The average of the three lowest closing bid prices of our common stock during the twenty (20) trading days before the date of this report was $0.20. Therefore, the Preferred Stock may convert to common stock at a rate that may be below the prevailing market price of the common stock at the time of conversion.

         The exact number of shares of common stock into which the Preferred Stock may ultimately be convertible will vary over time as the result of ongoing changes in the trading price of our common stock. Decreases in the trading price of our common stock would result in increases in the number of shares of common stock issuable upon conversion of the Preferred Stock. The following consequences could result:

              If the market price of our common stock declines, thereby proportionately increasing the number of shares of common stock issuable upon conversion of the Preferred Stock, an increasing downward pressure on the market price of the common stock might result, which is sometimes referred to as a downward "spiral" effect.

              The dilution caused by conversion of the Preferred Stock and sale of the underlying shares could also cause downward pressure on the market price of the common stock.

              The conversion of the Preferred Stock would dilute the book value and earnings per share of common stock held by our existing stockholders.

         EAGLETECH MAY BE UNABLE TO MEET EAGLETECH'S FUTURE CAPITAL REQUIREMENTS. Eagletech cannot be certain that additional financing will be available to Eagletech on favorable terms when required, or at all. If Eagletech raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of Eagletech's Common Stock and Eagletech's stockholders may experience additional dilution. Eagletech requires substantial working capital to fund Eagletech's business. Since Eagletech's inception, Eagletech has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. Currently Eagletech does not have sufficient capital to continue its current activities without an immediate cash infusion. Eagletech may need to raise additional funds before the expiration of such period.

         EAGLETECH MAY BE UNABLE TO CONTINUE OPERATIONS IF OUR FINANCIAL DIFFICULTIES PRECLUDE EAGLETECH FROM FUNDING OUR OPERATIONS. Eagletech incurred net losses during the fiscal year ended March 31, 2001. Eagletech's execution of its business plan is dependant upon its ability to resolve its liquidity problems, principally by obtaining capital, expanding sales of its services and generating sufficient revenues to become profitable. Currently Eagletech does not have sufficient capital to continue its current activities without an immediate cash infusion. See, "Plan of Operations."

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

         REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Eagletech. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.


Item 2.  Description of Property

         Eagletech leases one facility located at 305 South Andrews Avenue, Fort Lauderdale,

Florida as an office and service bureau facility. The facility contains approximately 1,000 square feet total, of which 900 square feet are used for office space and 100 square feet are used to house equipment. The lease on this facility expires June 30, 2004 and the annual lease payments are $30,000 for the entire facility.

Item 3.  Legal Proceedings

         Eagletech is not involved in any legal proceedings as of the date of this filing, and was not engaged in any legal proceedings during the period covered by this report, nor is Eagletech aware of any threatened legal action.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the period covered by this report, Eagletech did not submit any matters to a vote of security holders.


                                     PART II


Item 5.  Market Price for Common Equity and Related Stockholder Matters.

         Price quotations for Eagletech's Common Stock are posted presently on the OTC Bulletin Board and have been since February, 1999. As soon as Eagletech becomes eligible, Eagletech intends to request a listing for the Common Stock on the NASDAQ SmallCap Market (TM). This listing requires certain asset, earnings and per share price standards that Eagletech does not now meet. Eagletech can give no assurance that it will meet these standards in the foreseeable future, if at all.

(a)      Market Price.

         Since February 23, 1999, market makers have been able to post price quotations for Eagletech's Common Stock on the Over the Counter Bulletin Board. The historical prices for Eagletech's Common Stock on the OTC Bulletin Board are as follows (calendar quarters):

                                                          High        Low
                                                        --------    --------
        First Quarter 1999 (Beginning 2/23/1999)        $  4.50     $ 2.25
        Second Quarter 1999                             $ 12.75     $ 1.50
        Third Quarter 1999                              $  8.81     $ 5.50
        Fourth Quarter 1999                             $  8.00     $ 5.00
        First Quarter 2000                              $ 10.75     $ 4.8125
        Second Quarter 2000                             $ 11.625    $ 3.875
        Third Quarter 2000                              $ 6.0312    $ 2.375
        Fourth Quarter 2000                             $ 2.5312    $ 0.6562
        1st Quarter 2001                                $ 1.3125    $ 0.7400

         The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or conversion, and may not represent actual transactions.

         For the initial listing in the NASDAQ SmallCap Market(TM), a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, and a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be three market makers. In addition, there must be 300 stockholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million. For continued listing in the NASDAQ SmallCap Market(TM), a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be two market makers. In addition, there must be 300 stockholders holding 100 shares or more. Eagletech can give no assurances that it will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of Eagletech to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of Eagletech's securities on a national exchange. In such events, trading, if any, in Eagletech's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, Eagletech's securities.

(b) Holders. There are approximately 200 holders of Eagletech's Common Stock. All share numbers are adjusted for a 1 for 10 reverse stock split effective April 1, 1999 and a 1 for 3 reverse stock split effective June 9, 1999.

In fiscal 2000, Goldplate and Eagletech issued 5,459,172 shares to investors for cash, in exchange for services or assets or to retire debt.

In fiscal 2001, Eagletech issued a total of 9,445 shares as settlement of liabilities.

On May 21, 2000, EagleTech sold a total of 321,389 shares of Class A Preferred Stock and warrants to purchase 385,667 shares of Common Stock for $2,100,000 to a group of accredited investors under Rule 506 of Regulation D. The Class A Preferred Stock is convertible into shares of Eagletech Common Stock on a based on the market price.

All of the issued and outstanding shares of Eagletech's Common Stock were issued in accordance with exemptions from registration afforded by Sections 3(b) or 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). As of the date of this registration statement, 3,853,342 shares of Eagletech's Common Stock held by non-affiliates are eligible for sale, including 520,018 shares of restricted stock eligible under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in such Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares of restricted stock which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares of restricted without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of Eagletech.

Dividends. Eagletech has not paid any dividends to date, and has no plans to do so in the immediate future.



Item 6.  Plan of Operation

         OVERVIEW

         Eagletech was founded to manufacture, market and distribute unique communications products and services. We recognized an opportunity to develop a messaging service and a low cost call management product that could handle voice mail, call-forwarding and call screening at a reasonable cost. Currently, many mobile and remote professionals (i.e., professionals who do not work out of a fixed office) have cellular telephones, pagers, portable computers, email and corporate voice mail in order to stay in contact with co-workers and customers when out of the office. Eagletech provides services that Eagletech believes increase customer productivity and efficiency by making its customers more accessible. Eagletech has begun signing up customers for "EagleOne"(TM) service bureau services in Broward and Miami-Dade counties in Florida.

          By the end of September 2000, Eagletech finished installing the equipment necessary to establish EagleOne(TM) service bureaus in the Atlanta, Georgia and Charlotte, North Carolina markets. These additional service bureaus are in the testing phase. Eagletech purchased the equipment necessary to service these markets with the proceeds of its private placement that closed on May 19, 2000. Eagletech has been unable to open these service businesses due to a lack of liquidity.

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

         Eagletech is offering these services through independent cellular telephone dealers in Broward and Miami-Dade counties. For each customer who decides to use the service, the dealer receives a commission together with a residual income from the monthly revenue stream generated by the customer.

          Eagletech, while continuing to market to small businesses in the Miami-Dade and Broward area, Eagletech has become focused on selling its product to existing telecommunications providers on a private label basis. Eagletech has not yet been successful in selling its services in this way.

an expansion will require substantial investment in equipment and administrative personnel. Marketing, technical assistance and manufacturing will continue to be outsourced. Because Eagletech has its equipment manufactured by a third party under a fixed-cost contract, Eagletech can estimate the cost of producing new service bureaus. Eagletech must negotiate with local telephone service providers to site equipment. Eagletech has received Patent Number 6,058,180 from the United States Patent and Trademark Office for its patent on its core technology that allows the use of one telephone line for "One Number, Follow Me" service. Although Eagletech intends to continually update and refine its products and services to increase customer satisfaction, Eagletech does not need additional research and development to have an operational service bureau in place.

         LIQUIDITY AND CAPITAL RESOURCES

         On the date of this filing, Eagletech has very limited cash resources, with no long-term debt and currently-due debt of $245,000, and for normal trade payables. This includes the proceeds of Eagletech's May private placement described below. The Company will be unable to continue operations without a cash infusion in the near term.

         Eagletech has significant capital needs, which to date Eagletech has met through private sales of its equity and loans. Eagletech will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

                                PLAN OF OPERATION

         Over the next twelve months, Eagletech intends to continue to roll-out its EagleOne(TM) service bureau product throughout the Southeastern United States. Eagletech believes that such an expansion will require substantial investment in equipment and administrative personnel. Marketing, technical assistance and manufacturing will continue to be outsourced. Because Eagletech has its equipment manufactured by a third party under a fixed-cost contract, Eagletech can estimate the cost of producing new service bureaus. Eagletech must negotiate with local telephone service providers to site equipment. Eagletech has received Patent Number 6,058,180 from the United States Patent and Trademark Office for its patent on its core technology that allows the use of one telephone line for "One Number, Follow Me" service. Although Eagletech intends to continually update and refine its products and services to increase customer satisfaction, Eagletech does not need additional research and development to have an operational service bureau in place.

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

         LinxConnect is currently available in Boston, New York, San Francisco, Los Angeles and Washington, D.C. Linx expects to expand service to 14 additional cities in 1999 including Atlanta, Chicago and Dallas. The basic charge for LinxConnect, the equivalent "One Number Follow-Me " service of EagleOne, is $
24.95 a month plus a set-up fee of $ 24.95. In addition there is a measured meter rate charge of $ .15 per minute for long distance calls. Through the first year of marketing, the average bill was $ 50 to $ 75 per month. In 1998, Linx had 2500 subscribers, $1 million in revenues and lost $1 million. In 1999, Linx grew its subscriber base to 5,000 subscribers.

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

         Neither Wildfire nor LinxConnect is available in Miami-Dade or Broward Counties, Florida.

         Eagletech has 3 full time employees and 1 part time employee and operates one facility at 305 South Andrews Avenue, Fort Lauderdale, Florida used as the principal corporate office and the site of its initial service bureau. As part of its expansion into Atlanta, Georgia and Charlotte, North Carolina, Eagletech has rented space at or near the local telephone company's central office.

         Eagletech has significant capital needs, which to date Eagletech has met through private sales of its equity and loans. Eagletech will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

ITEM 7.  FINANCIAL STATEMENT

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  (a) Security Ownership of Certain Beneficial Owners.

         The following table sets forth the beneficial ownership for Eagletech's sole class of Common Stock of Eagletech beneficially owned by all directors, officers and 5% or more holders.

Name and
Address of                        Nature of
Beneficial                        Beneficial               Number of
Owner                             Ownership                Shares      Percent
-----------------------------     ----------------------   ---------   -------
Rodney E. Young(1)(2)(6)          Record and Beneficial    2,998,001    25.3%

Robert A. Bergman(1)              Record                     150,000     1.2%

James Payne(1)(3)(6)              Record and Beneficial    2,825,001    23.8%

Kenneth L. Payne(1)(5)(6)(7)      Record and Beneficial      475,000     4.0%

Christopher P. Flannery(1)(6)(7)  Record and Beneficial      275,000     2.3%

Robert H. Clarkson(6)             Record                     250,000     2.1%

J. Sherman Henderson(6)           Record                     250,000     2.1%

----------
(1)   Address c/o Eagletech at 305 South Andrews Avenue, Fort Lauderdale,
      Florida.

(2) Mr. Young's total includes 853,330 shares owned by members of his immediate family as to which he disclaims beneficial ownership.

(3) Mr. James Payne's total includes 536,300 shares owned by members of his immediate family as to which he disclaims beneficial ownership.

(4) Mr. Kessler is Managing Director of Lloyds Bahamas Securities, Inc., which holds 666,668 shares as to which he disclaims beneficial ownership.

(5) Mr. Kenneth Payne's holdings include 100,000 shares owned by members of his immediate family as to which he disclaims beneficial ownership.

(6) Includes immediately exercisable options to purchase 250,000 shares issued to all directors on January 25, 2001.

(7)   Includes immediately exercisable options to purchase 25,000 shares. Issued
      to all non-employee directors on May   , 2000.

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                      Page
Report of Independent Certified Public Accountants                     F-1

Balance Sheet - March 31, 2001                                         F-2

Statements of Operations - Years Ended March 31, 2001
      and 2000 and for the period December 20, 1996
      (inception) to March 31, 2001                                    F-3

Statement of Stockholders' Equity - December 20, 1996
      (inception) to March 31, 2001                                    F-4

Statements of Cash Flows - Years Ended March 31, 2001
      and 2000 and for the period December 20, 1996
      (inception) to March 31, 2001                                    F-6

Notes to the Financial Statements                                      F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Eagletech Communications, Inc.


We have audited the accompanying balance sheet of Eagletech Communications, Inc., (a development stage company), as of March 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2001 and 2000, and for the period December 20, 1996 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagletech Communications, Inc., (a development stage company) as of March 31, 2001, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, and for the period December 20, 1996 (inception) to March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a loss as a result of research and development and start up costs and has not commenced operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        SWEENEY, GATES & CO.


August 8, 2001
Fort Lauderdale, Florida

                         EAGLETECH COMMUNICATIONS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                 MARCH 31, 2001

ASSETS
Current assets:
   Cash and cash equivalents                                                       $      6,107
   Prepaid insurance                                                                     18,332
                                                                                   ------------

        Total current assets                                                             24,439
                                                                                   ------------

Property and equipment, net                                                             529,427

Patents, net                                                                             20,151

Deposits                                                                                  9,216
                                                                                   ------------

                                                                                   $    583,233
                                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Convertible notes payable                                                       $    245,000
   Accounts payable and accrued expenses                                                232,651
   Stock dividend payable                                                               185,911
   Current portion of prepaid interest income                                            32,000
   Payable to related party                                                              29,865
   Judgments payable                                                                     24,638
                                                                                   ------------

       Total current liabilities                                                        750,065
                                                                                   ------------

   Long term-portion of prepaid interest income                                           4,000
                                                                                   ------------

Stockholders' deficit :
   Series A convertible preferred stock, $.01 par value, 1,000,000 shares
      authorized; 321,389 shares issued and outstanding                                   3,214
   Preferred stock, $.01 par value, 9,000,000 shares authorized;
      no shares issued and outstanding                                                       --
   Common stock, $.0001 par value, 100,000,000 shares
      authorized; 10,351,018 shares issued and outstanding                                1,035
   Additional paid-in capital                                                        15,617,576
   Preferred stock receivable                                                          (400,000)
   Deficit accumulated during the development stage                                 (15,392,657)
                                                                                   ------------

       Stockholders' deficit                                                           (170,832)
                                                                                   ------------

                                                                                   $    583,233
                                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS

                                                                                                     December 20, 1996
                                                                                                       (inception)
                                                                  Year ended, March 31,                 to March 31,
                                                               2001                   2000                 2001
                                                          ------------           ------------           ------------
Sales                                                     $      2,049           $         --           $      2,049

Operating expenses:
   Selling, general, and administrative:
       Non-cash compensation                                   591,192              9,500,388             10,091,580
       Other selling, general and administrative             1,598,662              1,146,446              2,920,561
   Research and development                                    151,250                 85,541                302,659
                                                          ------------           ------------           ------------

       Total operating expenses                              2,341,104             10,732,375             13,314,800
                                                          ------------           ------------           ------------

       Loss from operations                                 (2,339,055)           (10,732,375)           (13,312,751)
                                                          ------------           ------------           ------------

Other income (expense):
   Interest expense                                            (17,164)                (7,211)               (51,875)
   Interest income                                              57,804                 15,040                 72,844
   Gain on settlement of judgments                                  --                 32,476                 32,476
   Loss on disposal of property and equipment                       --                     --                (22,962)
                                                          ------------           ------------           ------------

       Total other income (expense)                             40,640                 40,305                 30,483
                                                          ------------           ------------           ------------

Net loss                                                    (2,298,415)           (10,692,070)           (13,282,268)

Dividends on preferred stock and other charges              (2,110,389)                    --             (2,110,389)
                                                          ------------           ------------           ------------

Net loss applicable to common stockholders                $ (4,408,804)          $(10,692,070)          $(15,392,657)
                                                          ============           ============           ============


Loss per share, basic and diluted                         $      (0.43)          $      (1.14)
                                                          ============           ============

Weighted averages shares outstanding                        10,347,491              9,409,072
                                                          ============           ============


   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF CHANGES TO STOCKHOLDERS' EQUITY (DEFICIT)



                                           Series A preferred stock             Common stock
                                           ------------------------      ----------------------------              Paid-in
                                             Shares       Amount           Shares             Amount                capital
                                             ------       ------           ------             ------                -------
   Issuance of stock,
      December 20, 1996                         --          $--           4,882,401          $     488           $       (486)

   Net loss for year ended
      March 31, 1997                            --           --                  --                 --                     --
                                               ---          ---          ----------          ---------           ------------

Balance, March 31, 1997                         --           --           4,882,401                488                   (486)

   Net loss for year ended
      March 31, 1998                            --           --                  --                 --                     --
                                               ---          ---          ----------          ---------           ------------

Balance, March 31, 1998                         --           --           4,882,401                488                   (486)

   Net loss for year ended
      March 31, 1999                            --           --                  --                 --                     --
                                               ---          ---          ----------          ---------           ------------

Balance, March 31, 1999                         --           --           4,882,401                488                   (486)

   Recapitalization                             --           --             903,450                 90                     68
   Sale of common stock                         --           --           3,455,833                345              1,505,655
   Issuance of stock for compensation           --           --             735,402                 74              6,281,819
   Issuance of stock options                                                     --                 --              1,162,500
   Issuance of stock for services               --           --             240,000                 24              2,609,976
   Notes converted to common stock              --           --             117,599                 12                 88,188
   Issuance of stock for settlement
      of liabilities                            --           --               6,888                  1                 19,999
   Contribution of interest                     --           --                  --                 --                 25,091
   Net loss for the year ended
      March 31, 2000                            --           --                  --                 --                     --
                                               ---          ---          ----------          ---------           ------------

Balance, March 31, 2000                         --          $--          10,341,573          $   1,034           $ 11,692,810

                                                                                   Deficit accumulated
                                                                                        during the
                                                Deferred        Preferred  stock        development
                                              compensation          receivable            stage                   Total
                                              ------------          ----------            -----                   -----
   Issuance of stock,
      December 20, 1996                        $        --           $     --          $         --           $          2

   Net loss for year ended
      March 31, 1997                                    --                 --               (98,010)               (98,010)
                                               -----------           --------          ------------           ------------

Balance, March 31, 1997                                 --                 --               (98,010)               (98,008)

   Net loss for year ended
      March 31, 1998                                    --                 --              (136,292)              (136,292)
                                               -----------           --------          ------------           ------------

Balance, March 31, 1998                                 --                 --              (234,302)              (234,300)

   Net loss for year ended
      March 31, 1999                                    --                 --               (57,481)               (57,481)
                                               -----------           --------          ------------           ------------

Balance, March 31, 1999                                 --                 --              (291,783)              (291,781)

   Recapitalization                                     --                 --                    --                    158
   Sale of common stock                                 --                 --                    --              1,506,000
   Issuance of stock for compensation                   --                 --                    --              6,281,893
   Issuance of stock options                      (554,004)                --                    --                608,496
   Issuance of stock for services                       --                 --                    --              2,610,000
   Notes converted to common stock                      --                 --                    --                 88,200
   Issuance of stock for settlement
      of liabilities                                    --                 --                    --                 20,000
   Contribution of interest                             --                 --                    --                 25,091
   Net loss for the year ended
      March 31, 2000                                    --                 --           (10,692,070)           (10,692,070)
                                               -----------           --------          ------------           ------------

Balance, March 31, 2000                        $  (554,004)          $     --          $(10,983,853)          $    155,987


The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF CHANGES TO STOCKHOLDERS' EQUITY (DEFICIT)




                                                   Series A preferred stock                Common stock
                                                  ------------------------         ----------------------------         Paid-in
                                                   Shares           Amount            Shares           Amount           capital
                                                  -------          ------          ----------          ------          -----------
Balance, March 31, 2000                                --          $   --          10,341,573          $1,034          $11,692,810

   Sale of Series A preferred stock               321,389          $3,214                  --          $   --          $ 1,963,101
   Issuance of stock for settlement
      of liabilities                                   --              --               9,445               1               37,187
   Amortization of deferred compensation               --              --                  --              --                   --
   Issuance of  preferred stock warrants               --              --                  --              --            1,924,478
   Net loss for the year ended
       March 31, 2001                                  --              --                  --              --                   --
                                                  -------          ------          ----------          ------          -----------

Balance, March 31, 2001                           321,389          $3,214          10,351,018          $1,035          $15,617,576
                                                  =======          ======          ==========          ======          ===========


                                                                                     Deficit accumulated
                                                                                          during the
                                                  Deferred        Preferred  stock        development
                                                compensation          receivable            stage                   Total
                                                ------------          ----------            -----                   -----
Balance, March 31, 2000                           $(554,004)          $      --           $(10,983,853)          $   155,987

   Sale of Series A preferred stock               $      --           $(400,000)          $         --           $ 1,566,315
   Issuance of stock for settlement
      of liabilities                                     --                  --                     --                37,188
   Amortization of deferred compensation            554,004                  --                     --               554,004
   Issuance of  preferred stock warrants                 --                  --                     --             1,924,478
   Net loss for the year ended
       March 31, 2001                                    --                  --             (4,408,804)           (4,408,804)
                                                  ---------           ---------           ------------           -----------

Balance, March 31, 2001                           $      --           $(400,000)          $(15,392,657)          $  (170,832)
                                                  =========           =========           ============           ===========


The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS

                                                                                                      December 20, 1996
                                                                                                          (inception)
                                                                       Year ended March 31,              to March 31,
                                                                     2001                2000                2001
                                                                 ------------        ------------     -----------------
Cash flows from operating activities:
   Net loss                                                      $ (2,298,415)       $(10,692,070)       $(13,282,268)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                                 128,778              29,805             165,234
        Amortization of prepaid interest                              (28,000)                  -             (28,000)
        Amortization of deferred compensation                         554,004                   -             554,004
        Issuance of stock for services and compensation                37,188           8,891,893           8,929,081
        Issuance of stock options to purchase common stock                  -             608,496             608,496
        Start up expense                                                    -              20,160              20,160
        Loss on disposal of property and
            equipment                                                       -                   -              22,962
        Changes in operating assets and liabilities:
            Increase in prepaid insurance                             (18,332)                  -             (18,332)
            Increase in deposits                                       (9,216)                  -              (9,216)
            Increase in convertible note payable                            -             245,000             245,000
            Increase in accounts payable
             and accrued expenses                                     212,396              27,951             287,604
            Decrease in judgments payable                                   -             (43,558)             24,638
                                                                 ------------        ------------        ------------

               Net cash used in operating activities               (1,421,597)           (912,323)         (2,480,637)
                                                                 ------------        ------------        ------------

Cash flows from investing activities:
   Purchases of property and equipment                               (435,956)           (251,015)           (716,584)
   Patents                                                             (5,649)            (15,541)            (21,190)
                                                                 ------------        ------------        ------------

               Net cash used in investing activities             $   (441,605)       $   (266,556)       $   (737,774)
                                                                 ------------        ------------        ------------

The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS

                                                                                                            December 20, 1996
                                                                                                               (inception)
                                                                              Year ended, March 31,            to March 31,
                                                                             2001               2000               2001
                                                                         -----------        -----------        -----------
Cash flows from financing activities:
   Proceeds from debt                                                    $         -        $         -        $   176,330
   Proceeds from sale of preferred stock                                   1,566,315                  -          1,566,315
   Proceeds from prepaid interest                                             64,000                  -             64,000
   Proceeds from sale of stock                                                     -          1,506,000          1,506,000
   Payments on related party notes                                                 -            (88,127)           (88,127)
                                                                         -----------        -----------        -----------

               Net cash provided by financing activities                   1,630,315          1,417,873          3,224,518
                                                                         -----------        -----------        -----------

               Net increase (decrease) in cash and cash
                  equivalents:                                              (232,887)           238,994              6,107
                                                                         -----------        -----------        -----------

Cash and cash equivalents, beginning or period                               238,994                  -                  -
                                                                         -----------        -----------        -----------

Cash and cash equivalents, end of period                                 $     6,107        $   238,994        $     6,107
                                                                         ===========        ===========        ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                              $         -        $         -        $         -
                                                                         ===========        ===========        ===========

   Cash paid for income taxes during the period                          $         -        $         -        $         -
                                                                         ===========        ===========        ===========

Schedule of non-cash investing and financing activities:
   Interest on convertible and related party notes  contributed to
      additional paid-in capital                                         $         -                           $    25,091
                                                                         ===========                           ===========
   Issuance of common stock to settle liabilities                        $    37,188                           $    57,188
                                                                         ===========                           ===========
   Issuance of warrants                                                  $ 1,924,478                           $ 1,924,478
                                                                         ===========                           ===========

The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.       BUSINESS AND BASIS OF PRESENTATION

Eagletech Communications, Inc. (the "Company"), formerly Goldplate Holding Enterprises, Inc., ("GHE") was incorporated in Nevada on August 8, 1997.

On April 1, 1999, GHE's stockholders approved a merger with Eagletech Communications, Inc. ("Eagletech Florida"), a Florida corporation, incorporated on December 20, 1996, and located in Fort Lauderdale, Florida. Eagletech Florida was engaged in the development of proprietary unified communications products and services to complement existing telecommunications technologies for voice-mail, messaging and connectivity solutions. The merger agreement provided that the Eagletech Florida stockholders receive 4,882,401 shares and convertible note holders receive 117,599 shares for a total of 5,000,000 shares of GHE common stock. At the date of the transaction, GHE had no assets or operations and had liabilities of approximately $20,000, which were expensed as startup costs. For accounting purposes, the transaction was treated as a recapitalization and accounted for as a reverse acquisition. Therefore, the financial statements of the Company reflect the assets, liabilities and operations of Eagletech Florida as if it had been the reporting entity since inception. On June 8, 1999, subsequent to the merger, GHE changed its name to Eagletech Communications, Inc.

The Company is in the development stage and its efforts through March 31, 2001 were principally devoted to organizational activities, raising capital and development of its products. Management anticipates incurring substantial additional losses as it pursues its development efforts. See Note 3 for management's plan.


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

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards Board ("FASB") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to Be Disposed Of" ("SFAS 121") which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. When an asset exceeds its expected operating cash flow, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. No impairments were recognized during the years ended March 31, 2001 and 2000.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's financial instruments such as cash and cash equivalents, notes payable, accounts payable and judgments payable approximate their carrying value.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are charged to operations as incurred.

ADVERTISING COSTS - Advertising costs are charged to operations as incurred and were $17,649 in 2001 and $633 in 2000.

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

DEFERRED COMPENSATION - Deferred compensation relates to stock options and is amortized over the period during which the options become exercisable.

START-UP COSTS - The Company accounts for start up costs in accordance with the Accounting Standards Executive Committee of the AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which requires start-up costs, including organizational costs be expensed as incurred. The Company expensed all start-up costs as incurred.

LOSS PER SHARE - The Company accounts for earnings per share according to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which requires presentation of basic and diluted earnings or loss per share. Stock options granted during the year were not included in the computation of net loss per share because the effect of inclusion would be anti-dilutive due to the Company's net loss. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period.

SEGMENT REPORTING - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2001 and 2000.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME - In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company had no items of other comprehensive income during the years ended March 31, 2001 and 2000.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently use derivative instruments and, therefore, the adoption of SFAS 133 has no impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption during the year ended December 31, 2001. The Company is currently evaluating the impact of SAB 101 to determine what effect, if any, it may have on the Company's consolidated financial position and results of operations.

RECLASSIFICATIONS - Certain amounts from the prior year have been reclassified to conform to the current presentation.


3.       UNCERTAINTY - GOING CONCERN

The Company experienced losses of $4,408,804 and $10,692,070 during fiscal 2001 and 2000, respectively, and had a net working capital deficiency of $725,626 as of March 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity funding, commencing sales and achieving profitable operations.

Management's plans in regards to this matter are to change its sales concept and wholesale its product to telephone companies that will bundle it with its products and services. The Company has also instituted cost reductions, cut personnel and deferred expenses. The Company believes these efforts, in conjunction with raising equity and obtaining loans from related parties, will improve liquidity and sustain continuing operations.

The Company's prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the rapidly evolving telecommunications markets. These risks include the failure to develop the Company's services, the rejection of the Company's services by consumers and the inability of the Company to increase revenues to generate positive cash flow.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2001:

                                                                    Estimated
                                                                  useful lives
                                                                  ------------
Office equipment                           $    40,793                5 years
Telecommunications equipment                   419,005                5 years
Telecommunication software                      64,446                3 years
Office and accounting software                 120,625                3 years
Leasehold improvements                          40,241               10 years
Furniture and fixtures                           1,861                7 years
                                           ------------

                                               686,971

   Less:  accumulated depreciation            (157,544)
                                           ------------

                                           $   529,427
                                           ============

Depreciation expense was $127,739 and $29,805 for the years ended March 31, 2001 and 2000.


5.       CONVERTIBLE DEBT

On March 30, 2000, the Company issued convertible notes in the amount of $245,000, due in sixty days, with interest at 6%. The notes are convertible into common stock at $10 per share. The notes were delinquent as of March 31, 2001.

In 1998, the Company issued unsecured convertible notes in the amount of $88,200, due on demand, with interest accruing at seven percent. During June 1999, the notes were converted at $.75 per share to 117,599 shares of common stock, and the accrued interest of $12,138 was contributed to capital.


6.       JUDGMENTS PAYABLE

At March 31, 2001, the Company had a judgment relating to an outstanding irrevocable financing agreement from a credit institution in the amount of $24,638, for the lease of certain equipment. However, the judgment continues to accrue interest at the rate of 10%, which is included in accounts payable and accrued expenses.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.       RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2001, related parties advanced $10,000 to the Company. The advances are unsecured and do not bear interest. The advance is included in due to related parties as of March 31, 2001.


8.       OPERATING LEASES

The Company leases its office space on a month-to-month basis. During the year ended March 31, 2001, the Company leased additional facilities for use as a service center containing approximately 1,000 square feet, for ten years, expiring on September 30, 2009. Rental expense for the year ended March 31, 2001 was $59,831.

Future minimum lease payments for the years ended, March 31,

                    2002              $   4,802
                    2003                  4,802
                    2004                  4,802
                    2005                  4,802
                    2006                  4,802
                    Thereafter           16,808
                                      ---------

                                      $  40,818
                                      =========


9.       RECAPITALIZATION, SALE OF SECURITIES AND OTHER EQUITY TRANSACTIONS

In May 1999, the Company approved a one for three reverse stock split effective June 9, 1999. All share and per share information has been restated to retroactively reflect this split. In March 1999, GHE issued 903,450 shares to individuals pursuant to a private placement.

On April 1, 1999, the Company, pursuant to a private placement offering, sold 3,333,333 shares of common stock for $1,261,000 in cash. In January 2000, pursuant to a private placement, the Company sold 122,500 share of common stock for $245,000. Previously issued financial statements included the convertible notes of $245,000 as equity when in fact there were not converted. This reclassification had no effect on the net loss or per share loss.

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


9.       RECAPITALIZATION, SALE OF SECURITIES AND OTHER EQUITY TRANSACTIONS
         (CONTINUED)

In September 1999, the Company issued 6,888 shares of common stock as payment for $20,000 of liabilities.

During the fiscal year 2000, the Company issued 150,000 shares of common stock to the Company's investment banking and public relations firms for services performed, totaling $1,725,000. In February and March of 2000, the Company issued 90,000 shares of common stock to consultants for services performed, totaling $720,000. These stock transactions were expensed at market value on the date the transactions were approved by the board of directors. Additionally, on July 21, 1999, the founders contributed 20,000 of their original shares in payment for $165,000 in professional services, based on the fair market value of the securities at the time of issue.

On May 19, 2000, the Company completed a private placement of 321,389 shares of Series A convertible preferred stock for $1,566,315, net of expenses. The preferred shares may be converted at any time, at the option of the holder, into common stock of the Company. The conversion price is the lesser of the purchase price ($6.70 per share) or 80% of the average of the lowest three closing prices during the twenty trading days prior to conversion. If the conversion price at the time of any conversion is less than $5.00, then at the option of the Company, the preferred stock may be redeemed by the Company at a price equal to 120% of the purchase price. The preferred stock is entitled to a 10% annual dividend. The dividend is payable in cash or in common stock.

In addition, the preferred stockholders received 1.2 warrants for each share of preferred stock purchased (385,667). The warrants entitle the holders to purchase common stock at $6.70 per share at any time until May 19, 2003. The warrants have been valued at $4.99 per warrant or a total of $1,924,478 using the Black-Scholes formula. As of March 31, 2001, $1,924,478 was expensed for warrants and paid-in capital increased by the same amount.

In connection with the preferred stock transaction, the company issued to finders 75,000 warrants with the same terms as the above warrants.

In connection with this transaction, the Company received notes from two preferred stockholders totaling $400,000. The notes are secured by the preferred shares, are due May 16, 2002, and bear an interest rate of 8%. The preferred stockholders prepaid interest of $64,000 for the two-year period. Interest income of $28,000 was recorded through March 31, 2001.

On June 1, 2000, the Company issued 5,000 shares of common stock as settlement of a liability. The shares were recorded at market value on June 1, 2000, for a total of $30,938.

On November 7, 2000, the Company issued 4,445 shares of common stock as settlement of a lawsuit. The shares were valued at the closing market price on November 7, 2000, for a total of $6,251.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      STOCK OPTIONS

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company chose to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations for stock options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees.

As required by SFAS 123, pro forma disclosures regarding net income and earnings per share must be determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants.


                                       2001                       2000
                                       ----                       ----
Risk-free interest                     5.13%                      5.67%
Dividend yield                           -                          -
Expected volatility                    1.75                       1.62
Expected life (years)                    10                          3

The Company's pro forma information under SFAS 123 for the years ended March 31, 2001 and 2000 was as follows:

                                                   2001              2000
                                                   ----              ----
      Net loss: As reported                    $ (4,408,804)    $ (10,692,070)
                     Pro forma                 $ (5,815,804)    $ (10,847,110)
      Net loss per share - As reported         $      (0.43)    $       (1.14)
                         Pro forma             $      (0.56)    $       (1.15)

During 1999, the Company granted to officers' stock options for 200,000 shares of common stock at an exercise price of $2.00 per share. Options for 100,000 shares were fully vested and became exercisable on June 1, 2000 and the other 100,000 shares were fully vested and became exercisable on December 31, 2000. The difference between fair market value and the options price of $554,004 was recorded as deferred compensation and expensed ratably over the vesting period.

On January 25, 2001, the Company granted to an employee stock options for 100,000 shares of common stock at an exercise price of $.92 per share. The options vested immediately and expire on January 25, 2011.

In May 2001, the Company granted to three directors stock options for 25,000 shares at an exercise price of $2.50 and reprised on January 25, 2001 to $.92. The options vested immediately and expire on May 2010. On January 25, 2001, the Company granted to six directors stock options for 250,000 shares of common stock at an exercise price of $.92. The options vested immediately and expire on January 25, 2011.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      STOCK OPTIONS (CONTINUED)

The following table summarizes stock options outstanding and exercisable for the year ended March 31, 2001:

           Outstanding stock options                Exercisable stock options
           -------------------------                -------------------------
                         Weighted                          Weighted
                          average    Weighted               average     Weighted
Exercise                 remaining    average              remaining    average
  price                 contractual  exercise             contractual   exercise
  range       Shares       life        price     Shares      life        price
  -----       ------       ----        -----     ------      ----        -----
 $  0.92    1,675,000      9.80      $   0.92  1,675,000     9.80      $   0.92
 $  2.00      100,000      8.75      $   2.00    100,000     8.75      $   2.00

A summary of changes in common stock options during 2001 and 2000 are:

                                              2001                  2000
                                              ----                  ----
                                                  Weighted              Weighted
                                                  average               average
                                                  exercise              exercise
                                        Shares     price      Shares     price
                                        ------     -----      ------     -----
Outstanding at the beginning
   of the year                          200,000     $2.00            -   $   -
Granted                               1,675,000       .92      200,000    2.00
Exercised                              (100,000)     2.00            -       -
                                     ----------     -----   ----------   -----

Outstanding at the end of the year    1,775,000     $ .98      200,000   $2.00
                                     ==========     -----   ==========   =====

Exercisable at the end of the year    1,775,000     $ .98            -   $   -
                                     ==========     =====   ==========   =====

Weighted average fair
   value of options granted          $      .98                  $2.00
                                     ==========             ==========

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      INCOME TAXES

At March 31, 2001, the Company had available operating loss carryforwards for federal and state taxes of approximately $15,100,000, which could be applied against taxable income in subsequent years through 2021. The tax effect of the net operating loss is approximately $5,682,000 and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

                                           2001               2000
                                       -----------        -----------
Income taxes computed at federal
   statutory tax rate of 34%           $ 1,499,000        $ 3,635,000
State tax provision, net of
   federal benefits                        160,000            388,000
Change in valuation allowance           (1,659,000)        (4,023,000)
                                       -----------        -----------

Provision for income taxes             $         -        $         -
                                       ===========        ===========


Temporary differences that give rise to significant deferred tax assets are as follows:

                                          2001                2000
                                      ------------        ------------
Net operating loss carryforward       $ 15,100,000        $ 10,692,000
                                      ------------        ------------

Total deferred tax assets               15,100,000          10,692,000
                                      ------------        ------------

Valuation allowance                    (15,100,000)        (10,692,000)
                                      ------------        ------------

Net deferred tax asset                $          -        $          -
                                      ============        ============


12.      COMMITMENTS

EMPLOYMENT AGREEMENTS - On September 30, 1999, the Company entered into an employment agreement with the Director of Technology for three years commencing October 1, 1999. The agreement included a signing bonus of $7,500 and an initial annual compensation of $90,000. Commencing October 1, 2000, the annual compensation is $100,000. In addition, the Company agreed to pay incentive compensation equal to one percent of the Company's pre-tax earnings in excess of $750,000.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The directors and officers of Eagletech are as follows:

Name                         Age        Position
----                         ---        --------
Rodney E. Young              50         President and Director

Kenneth L. Payne             42         Director

James R. Payne               53         Director

J. Sherman Henderson         53         Director

Robert H. Clarkson           58         Director

Christopher P. Flannery      43         Director


RODNEY E. YOUNG. Mr. Young is a founder of Eagletech and has been engaged in developing Eagletech's technology since 1996. From 1989-1996, Mr. Young was owner and president of Eagle/Century Development Corp., Fort Lauderdale, Florida. There he developed the concept behind the EagleOne(TM) service.

KENNETH L. PAYNE. Kenneth L. Payne became a director of Eagletech in September, 1999. Since 1989, Mr. Payne has served as Vice President and General Manager for Main Street Realty Inc., a real estate development company in Knoxville, Tennessee.

         Mr. Payne is a licensed Certified Public Accountant (CPA) and is a member of the American Institute of Certified Public Accountants, the Kentucky Society of CPAs, where he has also served as a member of the Federal Taxation Committee, and the Tax division of the AICPA. Mr. Payne is a graduate of the University of Louisville and is a native of Louisville.

CHRISTOPHER P. FLANNERY. Mr. Flannery was named a director of Eagletech in September, 1999. Mr. Flannery has practiced corporate and business law, with an emphasis on securities, since 1984, first in New York and now in Philadelphia. Mr. Flannery is an attorney with Astor, Weiss, Kaplan & Rosenblum, LLP in Center City Philadelphia. Mr. Flannery has written for Philadelphia Enterpriser Magazine and Mergers & Acquisitions. Mr. Flannery has been a principal speaker in numerous programs for the profession and for entrepreneurs on corporate finance and securities issues.

         Mr. Flannery graduated from the Cornell Law School in 1981. In 1978, Mr. Flannery received his B.A., magna cum laude, from LeMoyne College in Syracuse, New York majoring in History and French, with minors in Political Science and Philosophy.

JAMES R. PAYNE. Mr. Payne was appointed as a director in January 2001. Mr. Payne is a co-founder of Eagletech Communications and has been associated with the company since 1996.

J. SHERMAN HENDERSON. Mr. Henderson was appointed as a director in January 2001. Mr. Henderson is CEO and President of Lightyear Communications, Louisville, KY. In February 2001 Lightyear Communications announced a merger with Vartec Communications, Dallas, TX. Mr. Henderson will assume the post of President of Business Services for the merged company.

ROBERT H. CLARKSON. Mr. Clarkson was appointed as a director in January 2001. Mr. Clarkson has operated Robert H. Clarkson Insurance Agency LLC in Louisville, KY for over 30 years, and has established his agency as the world's largest fast food franchise insurer.

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

Board Committees. The Board of Directors has not yet established any committees. The Board intends to establish a Compensation Committee and an Audit Committee at the next meeting of the Board of Directors.

Compensation Committee Interlocks And Insider Participation. The Board has not yet established a Compensation Committee. The Board of Directors as a whole performs this function.

Director Compensation. Eagletech's directors do not receive any cash or other compensation for their service as members of the Board of Directors, although they are reimbursed for travel and lodging expenses in connection with attendance at Board meetings.


ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation. The following table sets forth the compensation received for services rendered to Eagletech during the fiscal year ended March 31, 2001 by our Chief Executive Officer. Eagletech had no officers who earned more than $100,000 during the fiscal year ended March 31, 2001.

                           SUMMARY COMPENSATION TABLE


Name And Principal     Annual    Compensation   Other Annual    Long-Term     All Other
Position              Salary($)    Bonus($)     Compensation   Compensation     Awards
--------              ---------    --------     ------------   ------------     ------
                          Compensation
                          ------------

Rodney E. Young        $90,200       $   0           None          None        $______


         Eagletech did not pay to our Chief Executive Officer or any executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the fiscal year ended March 31, 2001. Eagletech does not have any defined benefit or actuarial plan with respect to our Chief Executive Officer or any executive officer under which benefits are determined primarily by final compensation and years of service.

OPTION GRANTS

         Eagletech issued options to its Chief Executive Officer in the fiscal year ended March 31, 2001.

NAME            NUMBER OF SHARES    EXERCISE PRICE    EXPIRATION DATE
----            ----------------    --------------    ---------------

Rodney Young    250,000             $0.92             January 25, 2011

         None of Eagletech's directors receives any cash compensation for their respective services rendered to Eagletech as directors, nor have they received such compensation in the past. They all have agreed to act without cash compensation until authorized by the Board of Directors. Further, none of the directors is accruing any other compensation under any agreement with Eagletech.
On May   , 2000, the non-employee directors received options to purchase 25,000 shares at an exercise price of $7.20, which on January 25, 2001 was reduced to
$0.92, expiring May   , 2010. On January 25, 2001, the Board granted all of the
directors options to purchase 250,000 shares of common stock at an exercise price of $0.92 per share, expiring January 25, 2011.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Certain Members of Eagletech's board of directors are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as directors of Eagletech. Insofar as the directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to Eagletech's affairs.

         The directors of Eagletech are now, and may in the future become stockholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by Eagletech. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of Eagletech or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Eagletech does not currently have a right of first refusal pertaining to opportunities that come to it's non- employee director attention insofar as such opportunities may relate to Eagletech's business operations.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
No
-------
(3)       Articles of Incorporation and By-Laws

          3.1    Articles of Incorporation +

          3.2    By-Laws *

(10)      Material Contracts

          10.1   Consulting Agreement with LBC Capital, Inc. +

          10.2   Services Agreement with BellSouth Telecommunications, Inc. +

          10.3   Employment Agreement with Robert J. Dobbs +

          10.4   Employment Agreement with Rodney Young +

          10.5   Employment Agreement with Robert Bergman +

(21)      Subsidiaries of the Registrant

          21.1   Subsidiaries of the Registrant +










----------
+     Filed with the Company's initial filing on Form 10-SB filed February 1,
      2000.

*     Filed with the Company's Amendment No. 1 to its Form 10-KSB on June 27,
      2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2001                       EAGLETECH COMMUNICATIONS, INC.



                                          BY: /s/ RODNEY YOUNG
                                              ---------------------------------
                                                  Rodney Young, President

                                    EXHIBITS