Form 10QSB
period 2001-06-30
EAGLETECH COMMUNICATIONS INC
filed 2001-08-20
CIK 1101934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001__________

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission file Number 0-29275

                         EAGLETECH COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in its charter)

               Nevada                                     13-4020694
   (State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)

305 South Andrews Avenue, Fort Lauderdale, Florida           33301
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,555,018 Shares of Common Stock

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS. (See Pages F2-F7)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

      This Plan of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from the Company's expansion plans, the likelihood of successful completion of such plans, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements below (the "Cautionary Statements") include, without limitation: (1) the ability of the Company to continue its national rollout of its service bureaus; (2) the ability of the Company to market its suite of telecommunications connectivity services to small and medium size businesses in its service areas; (3) the effects of vigorous competition in the markets in which the Company operates; (4) the impact of technological change on the Company's businesses, new entrants and alternative technologies in the Company's business; (5) regulatory risks, including the impact of the Telecommunications Act of 1996; (6) the impact of competitive services and pricing; (7) risks associated with debt service requirements and interest rate fluctuations; and
(8) other risks referenced from time to time in the Company's filings with the SEC, including the Form 10-KSB for the year ended March 31, 2001. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      The following discussion and analysis relates to the financial condition and results of operations of the Company for the three ended June 30, 2001. The information should be read in conjunction with the "Plan of Operations" and consolidated financial statements and notes thereto contained herein and in the Form 10-KSB for the year ended March 31, 2001.

      Over the next twelve months, Eagletech will continue to operate Eagle1call(TM) service bureaus in Broward, Miami-Dade and Palm Beach Counties in Florida, Atlanta, Georgia and Charlotte, North Carolina. Eagletech is in the midst of changing it's underlying carrier to a Competitive Local

Exchange Carrier (CLEC) USLec, that owns and operates 25 Lucent 5ESS switches in 10 southeastern states. USLec is able to provide equivalent service of the ILEC Bellsouth with substantially one half of the number of circuits, creating an 80% savings in circuit costs. These substantial savings allow Eagletech to OEM private brand its service to local Telecom agents on a wholesale basis at a substantially reduced price point, eliminating the need for an in house local sales force, and still maintain existing profit margins. Agents qualify for this program if they already market other telecom products, and provide provisioning, customer service, and billing services to their customers.

REVENUES

      Due to its change in carriers, the Company had to rewrite certain software that caused an inconvenience to its customers. As compensation, the Company has waived its charges to this beta group of customers through August 2001. The Company believes that the benefit of 80% savings in carrier costs in the long-term, will more that compensate for the lost revenue from this short term waiver. The Company expects revenues to increase as it grows its customer base.

LIQUIDITY AND CAPITAL RESOURCES

      Eagletech has significant capital needs, which to date it has met through private sales of its equity and loans. Eagletech will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

      At the end of the quarter ended June 30, 2001, Eagletech has limited cash resources and no long-term debt or currently due debt, except for normal trade payables and cash loaned by the Company's principals, Mr. Young and Mr. James Payne in the amount of $38,000.00. At the end of the quarter ended June 30, 2001, Eagletech has accrued $239,743 in dividends payable on its Series A Preferred Stock, which is payable annually. The cash on hand represents the cash loaned to the company by its co-founders Payne and Young. Management has reduced Eagletech's operating expenses substantially; however, the Company must raise additional capital to continue operations until revenues from operations exceed those expenses.

OEM UNIFIED COMMUNICATIONS AS A SERVICE

      Eagletech introduced its Second Generation Unified Communications product in June 2001 at the Supercomm show in Atlanta. The product is OEM private branded for carriers, CLECs, Internet Service Providers (ISPs), Application Service Providers (ASP's) and Web Portals to include in their bundle of telecom services, or to offer to visitors to their sites. The cornerstone of the product is its real time find-me/follow-me component, proactive voice mail delivery, and unified inbox for e-mail, voice mail, and fax mail. An enterprise auto-attendant with extensions, departments, directories and mail forwarding, makes individual users accessible from the main corporate phone number as well. This creates a Virtual PBX or Business Phone System that requires no expensive Customer Premises Equipment.

HYBRID SS7, VOIP, RLT SEVEN TIMES MORE EFFICIENT THAN PURE PLAY VOIP

      Delivered to a carrier as a service for a price point below most competitors cost, Eagletech's Second Generation product becomes a huge value proposition to the carrier as well as the end user. Eagletech has used its patented proprietary technology to create a hybrid Signaling System 7 (SS7), Voice over Internet Protocol (VoIP, and Nortel/Lucent/Siemens Release Link Trunk
(RLT) platform that is seven (7) times more efficient than a pure play VoIP Unified Communications platform.

      For Individuals:

            - Find Me - Follow Me - Provides for call transfers to up to four wired or wireless telephone numbers, or any combinations of the two.

            - Verbal Caller Identification - Screens calls, when the caller announces his or her name, you can take the important calls and send others to Voice Mail.

            - Voice Mail - Callers have the option to leave a detailed message of up to five minutes in length. Messages are automatically deleted after 30 days.

            - Voice Mail Message Delivery - Voice Mail messages are proactively delivered within minutes. Messages can be re-delivered until you are found. You specify how often, how many times, and to what phone numbers deliveries are attempted.

            -     Fax Mail - Store and forward your faxes to any fax machine.

            - Fax Mail Notification - You will receive telephone notification when you have received a fax. You specify the notifications schedule, how often, how many times, and to what phone numbers.

            - Unified Inbox - You can have your Voice Mail and your Fax Mail delivered to any e-mail account in addition to, or instead of, your telephone.

            - User Profiles - You can specify different forwarding, delivery, and notification profiles for different days of the week or hour of the day. Create multiple profiles once, and schedule their execution by the hour and day of the week. Create special profiles "I'm flying" or "I'm on vacation".

            - Web Control of your Unified Communications Account - Set up and make changes to your Follow me transfer numbers, message delivery, notification parameters, or profiles etc., using your web browser. An e-mail confirmation is sent to you each time a change is made.

            - WAP Control of your Unified Communications Account - Manage your account with a wireless Internet device: WAP enabled cell phones or PDA's.

      Add these features for one or multiple users in an enterprise to create a Virtual PBX or Virtual Phone System:

            - Auto-attendant - Record your own, or optionally have a customized Auto-attendant business greeting recorded by professional voice talent. A script is dynamically constructed during the provisioning of your account and is e-mailed to a voice talent agency for recording. An automated process installs the completed greeting. You can select this option yourself from the Web while managing your account.

            - Extension Numbers - Your business account can use two to four digit extension numbers for each user. Every employee of the business can be accessed from the businesses main phone number.

            - Directory Service - A list type and/or finger spell directories are available to callers.

            - Operator - Assign any extension as the operator (when a caller presses "0" on the keypad). Re-assign it to any other extension in seconds from the Web.

            - Departments - Assign any extension to up to six departments from scores of available department names. The caller can select a single digit department name at the main company greeting as well as extension numbers (example: press 1 for Sales, press 2 for accounting, or dial an extension number now). The user hears the department name announced (example:
                  Sales you have a call from John Doe).

            - Departmental Call Center - Sub directories under a department can be constructed or incoming calls can be assigned in rotation.

            - Voice Mail Forwarding - Users can forward voice mail messages to another user within the company after listening.

            - Group Messaging - Record and send a message to a group mailbox extension.

            - Dual Number Access - Your personal account with it's personal phone number can also be accessed as a business extension or a department from the businesses main phone number. Manage one voice mailbox or keep your personal messages separate from business.

            - Vertical Solutions - Talking real estate signs that forward the caller to the listing agent after hearing a property description, talking print media advertisements, talking autos, or talking boats, "use your imagination".

            - Redirect Voice Mail - Redirect voice mail from one extension to another extension's mailbox. Useful for multiple mailbox vertical solutions.

            - Multi-tenanting - Multiple businesses using the same office and some or all of the same employees can use the same account with different Auto-attendant greetings for each business.

            - Consolidate Multiple Premises - Employees of a business need not work in the same location. Consolidate a branch office or telecommuting employees into your Virtual Business Phone System.

            - Administrator Rights - The business account administrator has web access to all user extensions, department assignments, and prompt recordings. Users are limited to their own extension. Personnel changes are easily handled by redirecting follow me numbers to an alternate user extension.

      Eagletech delivers this full suite of communications services, which will integrate seamlessly with a company's existing communications infrastructure or will work as a standalone solution. To utilize these services, it is not necessary to invest in additional telecommunications hardware.

      The market for Unified Communications services in 2001 has escalated from the industry's original vision of a standalone product aimed at end users, to recognition by the major telecommunications carriers as the industry's next "Killer Application." Carriers are increasingly viewing Unified Communications as the enabling technology in the next generation of "Flat Rate Business Bundles." The "Internet" plays a huge role in this scenario by enabling the "ASP" model of delivery of these services to the carrier's customers, by strategic partners. The monetary economies and rapid time to market offered to the carrier are quickly making this the accepted method of delivering these products to the end user.

      Competitive carriers are locked in a battle amongst themselves to lure high margin business customers away from the incumbent "Baby Bells" with bundled services that offer voice, data, and Internet access all on one bill. Instead of killing the "Baby Bells" they are killing each other in a price war of "look-alike business bundles." With "Unified Messaging" as a part of the bundle, carriers can differentiate themselves from the crowd, with "sticky services" that attract new revenue. With "Unified Communications/Virtual PBX" as a part of a "Flat Rate Business Bundle," two exciting things happen. First, the carrier's network will realize reduced traffic because of the increases in first time call completion and elimination of "telephone-tag." Second, the carrier's customers will experience huge increases in productivity and cost savings from a "Flat Rate Business Bundle" with the enabling "Unified Communications/VPBX component."

      It becomes a Win-Win-Win situation. The carriers differentiate themselves from their competitors, build a more efficient network, and produce more revenue. The end user, the carrier's customer becomes more productive and saves money. Eagletech as the ASP realizes huge revenue from a proprietary patented product.

      The next generation of Eagletech's product increases the scale from a local service with a single point of presence (POP), or a regional multi-POP to a national scale. By utilizing little known features that require enhanced services platforms from third party developers, that have been built into central office switches, by the major Class 5 switch vendors, such as Lucent Technologies, Nortel Networks, Siemens, and others, Eagletech can serve a carriers entire national network from a single location or "Super-POP."

                                INDUSTRY OVERVIEW

      The market for enhanced services, once viewed as a direct sale from the service provider to the end user, has been discovered by the carrier community. Enhanced telecommunications services has become the "mantra" of virtually every telecommunications carrier on the planet. A carrier that offers only basic voice and data services will soon be eclipsed by competitors offering all sorts of productivity enhancing features with their basic voice and data services.

      To understand where the industry is going it helps to know where the industry has been. A study performed by The Yankee Group details what their research predicts to be the evolution of enhanced services:

1989 - Voicemail
1997 - Advanced Messaging & Faxing
2000 - Unified Messaging
2001 - Unified Communications
2004 - Intelligent Communications
???? - Intuitive Communications

      Voicemail became the first enhanced service more than twenty years ago and took ten years before being generally accepted by the business community. Today nobody doubts the value of voicemail. Advanced messaging that included fax mail came along nearly twenty years later. In the last couple of years Unified Messaging was promoted as the next "killer" enhanced service but has largely been a failure when marketed as a standalone product. The lack of a real time follow me component, measured rates, and the personal service limitation has made it a limited value proposition at best. 2001-2002 will bring Unified Communications, which cures the deficiencies of Unified Messaging and brings a bigger value proposition to the end user. Intelligent Communications will add network based user profiles and real time access to databases and business optimization software. The future will bring Intuitive Communications incorporating push and location technology, example: you receive a message that your child has just finished off the milk and you are low on peanut butter, or you are walking past a store and your cell phone or PDA is pushed a personalized sale coupon.

      In the year 2001, the Telecommunications Act of 1996, which promised competition in local telephone service markets with the Incumbent Local Exchange Carriers (ILECs), has been a failure. The high cost of unbundled local loops, last mile access to homes and businesses owned by the ILECs, has driven competitive strategies centered on Broadband business models. The result is a glut of fiber optic backbone, and ruinous competition among Competitive Local Exchange Carriers (CLECs) in the quest to capture the top 20% of the business telecom market. The other 80% of the business market, and the 54% of Americans in 2001 who work from home or run a business from home, the grass roots of American business has been left unchallenged to the ILECs.

CARRIER FURNISHED ENHANCED SERVICES

      Intelligent Network (IN) platforms of the mid 90's from vendors like AccessLine Technologies and Boston Technologies with the potential to provide enhanced services using SS7 were not readily adopted by the carriers of the day. To survive many IN companies turned to the service bureau or the Applications Service Provider
(ASP) model for delivery to both carriers and end users with limited success.

      Enhanced services delivered by IN platforms has largely been supplanted by VoIP soft switching platforms from scores of vendors, most with their roots in the Computer Telephony Industry (CTI). According to Clarent Corporation and Cisco, the two largest and collectively owners of 54% of the VoIP equipment market in 2001, about 50% of US carriers as of April 2001 have adopted plans to furnish enhanced services to their customers using VoIP soft switching platforms integrated into their circuit switched networks. Using a broadband delivery strategy that favors Session Internet Protocol (SIP) requires end user businesses to install proprietary SIP phone sets to replace existing legacy PBX equipment.

      The implosion of capital markets in the telecom sector in early 2001 and the general weakness of the economy has cast a shadow over that strategy. Right-sizing and consolidation has taken precedence over an aggressive roll out of enhanced services using their own new infrastructure with most carriers. This implosion of capital markets has curbed much of the carrier sectors' plans to spend on new infrastructure, instead becoming efficient and putting what they have to work has become the focus. Businesses that have gorged themselves on new technology in the last five years are reluctant to embark on a new round of tech spending until they have fully realized the benefits of their existing technology.

      Enabling technologies and ASP delivery models that bring new function and features to carriers existing networks without capital investment will enjoy increased demand. For businesses, there will be an increased demand for technologies that can bring new productivity features to proven legacy equipment. Efficiency will be "King."

PRODUCTS AND SERVICES

      Eagletech was incorporated in the State of Florida in December 1996 to manufacture, market and distribute unique communications products. As technologies mature and new innovations come to market, Eagletech has incorporated these new technologies into its products that make it the undisputed leader in the Unified Communications ASP services market.

      Eagletech's Unified Communications platform uses it's proprietary patented technology to process calls seven times more efficiently than any of it's competitors methods. This efficiency allows it to achieve subscriber density of approximately 2000 per T-1 circuit compared to approximately 300 with the competitors methods.

      Eagletech's platforms has been deployed in three major markets to date, South Florida, Atlanta GA, and Charlotte NC. These deployments are contained within secure carrier grade co-location facilities with fully redundant features such as diesel generator and battery backup power, FM200 or pre-action fire suppression, and humidity controlled environment. Eagletech's network has been designed with no single point of failure or to operate at a benchmark of 99,999% uptime.

Every component has a redundant standby component to provide load balancing, automatic failover, and hot maintenance or upgrade capability. Real time remote network monitoring and failover notification is accomplished using an encrypted Virtual Private Network (VPN) over the Internet. Clustered web servers communicate with remote databases for provisioning and customer self maintenance using the same VPN connections.

      In June 2001 Eagletech announced it's second generation Unified Communications platform. Building on the equipment currently deployed Eagletech has created a hybrid technology system that uses the SS7 network for signaling, a guaranteed level of service (LOS) direct backbone connection to the Internet for relaying prompts, messages and digit presses using VoIP, and the release link trunk (RLT) feature of carrier central office switches to deploy service in remote cities using a fraction of the equipment deployed in it's hub cities. Eagletech's patented method of releasing it's equipment from the transaction while leaving the caller and the subscriber connected on a local toll free call in a remote city is a feat not contemplated in any competitors pure play VoIP Unified Communications platform which uses the Internet or a parallel IP network as a voice path. While Eagletech's method releases it's equipment from a call to handle others, the competitors equipment must bond the caller and the subscriber together for the duration of the call. Eagletech's platform can typically handle seven business phone calls to one for the competitors platform. Efficiency is "King"!

      For a real time demonstration of this technology go to www.eagletech1.com and click on "Take a Test Drive." Experience for yourself the power and simplicity of the Eagletech technology.

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

      Our competition has almost universally adopted the "Voice over IP" (VoIP) mode of call transport. The IP in VoIP stands for Internet Protocol or sending a voice conversation in digital packets over a data network like the Internet. VoIP proponents have suggested that this new technology will someday replace the existing telecommunications standard known as the Public Switched Telephone Network (PSTN). Seven years after its introduction, VoIP has only captured -1/2 of 1% of the $250 Billion world telecommunications market and has yet to overcome quality of service issues. Sound quality for VoIP calls are generally much less than calls over the PSTN, and VoIP calls are much more likely to be dropped in the middle of a call. The current circuit switched PSTN infrastructure was designed to be scalable and has a build out capacity of 5 to 20 times its current user load before fully utilizing decades of capital investment. VoIP still requires connections to the PSTN at each end of its network. The PSTN will be around for a long time to come and the public will continue to rely on its circuit switched infrastructure for the foreseeable future.

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

         3.2      Bylaws ++

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

++   Filed herewith

#    Filed with the Company's Form 8-K on June 2, 2000.

         10.1     Consulting Agreement with LBC Capital, Inc. +

         10.2     Services Agreement with BellSouth Telecommunications, Inc. +

         10.3     Employment Agreement with Rodney Young +

         10.4     Form of Securities Purchase Agreement #

         10.5     Form of Registration Rights Agreement #

(21)     Subsidiaries of the Registrant

         21.1     Subsidiaries of the Registrant +

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                      EAGLETECH COMMUNICATIONS, INC.
                                                (Registrant)

Date: August 20, 2001                 /S/ RODNEY YOUNG
                                      -----------------------
                                      Rodney Young, President

                         EAGLETECH COMMUNICATIONS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (unaudited)

ASSETS

Current assets:
   Prepaid insurance                                                        $      7,201
                                                                            ------------
        Total current assets                                                       7,201
                                                                            ------------
Property and equipment                                                           686,971
     Less accumulated depreciation                                              (197,029)

Patents, net                                                                      19,840

Deposits                                                                           9,216
                                                                            ------------
                                                                            $    526,199
                                                                            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                                    247
   Convertible notes payable                                                     245,000
   Accounts payable and accrued expenses                                         774,261
   Stock dividend payable                                                        239,743
   Current portion of prepaid interest income                                     28,000
   Judgments payable                                                              24,638
                                                                            ------------
       Total current liabilities                                               1,311,889
                                                                            ------------
Stockholders' deficit :
   Series A convertible preferred stock, $.01 par value, 1,000,000
      shares authorized; 321,389 shares issued and outstanding                     3,214
   Preferred stock, $.01 par value, 9,000,000 shares authorized;
      no shares issued and outstanding                                                --
   Common stock, $.0001 par value, 100,000,000 shares
      authorized; 10,351,018 shares issued and outstanding                         1,035
   Additional paid-in capital                                                 15,617,576
   Preferred stock receivable                                                   (400,000)
   Deficit accumulated during the development stage                          (16,007,515)
                                                                            ------------
       Stockholders' equity                                                     (785,690)
                                                                            ------------
                                                                            $    526,199
                                                                            ============

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                     December 20, 1996
                                                                                                        (inception)
                                                              Three months ended June 30,               to June 30,
                                                              2001                   2000                   2001
                                                          ------------           ------------           ------------
Sales                                                     $         --           $         --           $      2,049

Operating expenses:
   Selling, general, and administrative:
       Non-cash compensation                                        --                380,876             10,091,580
       Other selling, general and administrative               551,723                463,502              3,472,284
   Research and development                                     10,515                 28,071                313,174
                                                          ------------           ------------           ------------
       Total operating expenses                                562,238                872,449             13,877,038
                                                          ------------           ------------           ------------
       Loss from operations                                   (562,238)              (872,449)           (13,874,989)
                                                          ------------           ------------           ------------
Other income (expense):
   Interest expense                                             (6,788)                  (616)               (58,663)
   Interest income                                               8,000                 14,460                 80,844
   Gain on settlement of judgments                                  --                     --                 32,476
   Loss on disposal of property and equipment                       --                     --                (22,962)
                                                          ------------           ------------           ------------
       Total other income (expense)                              1,212                 13,844                 31,695
                                                          ------------           ------------           ------------
Net loss                                                      (561,026)              (858,605)           (13,843,294)

Preferred stock dividends and related charges                  (53,832)            (1,689,478)            (2,164,221)
                                                          ------------           ------------           ------------
Net loss available to common stockholders                 $   (614,858)          $ (2,548,083)          $(16,007,515)
                                                          ============           ============           ============
Loss per share, basic and diluted                         $      (0.06)          $      (0.25)
                                                          ============           ============
Weighted averages shares outstanding                        10,351,018             10,143,168
                                                          ============           ============

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         December 20, 1996
                                                                                                            (inception)
                                                                     Three months ended June 30,             to June 30,
                                                                      2001                2000                  2001
                                                                    ---------           ---------           ------------
Cash flows from operating activities:
   Net loss                                                         $(561,026)          $(858,605)          $(13,843,294)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                                  39,796              20,574                205,030
        Amortization of prepaid interest                               (8,000)                 --                (36,000)
        Amortization of deferred compensation                              --             380,876                554,004
        Issuance of stock for services and compensation                    --              30,938              8,929,081
        Issuance of stock options to purchase common stock                 --                  --                608,496
        Start up expense                                                   --                  --                 20,160
        Loss on disposal of property and
            equipment                                                      --                  --                 22,962
        Changes in operating assets and liabilities:
            Increase in prepaid insurance                              11,131                  --                 (7,201)
            Increase in deposits                                           --                  --                 (9,216)
            Increase in convertible note payable                           --                  --                245,000
            Increase (decrease) in accounts payable                        --                  --
             and accrued expenses                                     511,745             (43,305)               799,349
            Increase (decrease) in judgments payable                       --                  --                 24,638
                                                                    ---------           ---------           ------------
               Net cash used in operating activities                   (6,354)           (469,522)            (2,486,991)
                                                                    ---------           ---------           ------------
Cash flows from investing activities:
   Purchases of property and equipment                                     --            (330,051)              (716,584)
   Patents                                                                 --              (3,957)               (21,190)
                                                                    ---------           ---------           ------------
               Net cash used in investing activities                $      --           $(334,008)          $   (737,774)
                                                                    ---------           ---------           ------------

continued

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                   December 20, 1996
                                                                                                                      (inception)
                                                                               Three months ended June 30,            to June 30,
                                                                                2001                2000                 2001
                                                                            -----------          -----------          -----------
Cash flows from financing activities:
   Proceeds from debt                                                       $        --          $        --          $   176,330
   Proceeds from sale of preferred stock                                             --            1,566,315            1,566,315
   Proceeds from prepaid interest                                                    --               60,000               64,000
   Proceeds from sale of stock                                                       --                   --            1,506,000
   Payments on related party notes                                                   --                   --              (88,127)
                                                                            -----------          -----------          -----------
               Net cash provided by financing activities                             --            1,626,315            3,224,518
                                                                            -----------          -----------          -----------
               Net increase (decrease) in cash and cash
                  equivalents:                                                   (6,354)             822,785                 (247)
                                                                            -----------          -----------          -----------
Cash and cash equivalents, beginning of period                                    6,107              238,994                   --
                                                                            -----------          -----------          -----------
Cash and cash equivalents, end of period                                    $      (247)         $ 1,061,779          $      (247)
                                                                            ===========          ===========          ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                                 $        --          $        --          $        --
                                                                            ===========          ===========          ===========
   Cash paid for income taxes during the period                             $        --          $        --          $        --
                                                                            ===========          ===========          ===========
Schedule of non-cash investing and financing activities:
   Interest on convertible and related party notes  contributed to
      additional paid-in capital                                            $        --                               $    25,091
                                                                            ===========                               ===========
   Issuance of common stock to settle liabilities                           $        --                               $    57,188
                                                                            ===========                               ===========
   Issuance of warrants                                                     $        --                               $ 1,924,478
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

                         EAGLETECH COMMUNICATIONS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                     SELECTED NOTES TO FINANCIAL STATEMENTS


1.    UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three months ended June 30, 2001 and 2000, and for the period from December 20, 1996 (inception) to June 30, 2001, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of these financial statements in accordance with generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for an interim period are not necessarily indicative of the results for a full year.

The interim unaudited financial statements should be read in conjunction with the financials statements and notes for the year ended March 31, 2001 filed as part of the Company's Annual report on Form 10-KSB.


2.    UNCERTAINTY - GOING CONCERN

The Company experienced losses of $16,007,515 since inception, and had a net working capital deficiency of $1,304,688 as of June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity funding, commencing sales and achieving profitable operations.

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


3.    RESTATEMENT

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

Previously issued interim financial statements for the three-month period ended June 30, 2000, did not reflect a preferred stock dividend and related charges. The Company has restated its financial statements to record preferred stock dividends of $24,415, and recorded a charge for the value of the warrants of $1,665,063, for a total charge of $1,689,478. This adjustment increased the net loss available to stockholders by $.17 per share.