Form 10QSB
period 2001-09-30
EAGLETECH COMMUNICATIONS INC
filed 2001-11-20
CIK 1101934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 for the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from __________ to _________


    Commission file Number 0-29275
                           --------


                         EAGLETECH COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in its charter)


         Nevada                                       13-4020694
 (State or other jurisdiction                        -----------
 of incorporation or organization)           (IRS Employer Identification No.)


            305 South Andrews Avenue, Fort Lauderdale, Florida 33301
           -------------------------------------------------- -------
               (Address of principal executive offices) (Zip code)

                                 (954) 462-1494
                            -------------------------
                           Issuer's telephone number:


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,523,995 Shares of Common Stock

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

Consolidated Unaudited Condensed Balance Sheet September 30, 2001 ...........F-2

Consolidated Unaudited Condensed Statements of Operations for the Three and
Six Months Ended September 30, 2001 and 2000 and from Inception
(December 20, 1996) to September 30, 2001....................................F-4

Consolidated Unaudited Condensed Statements of Cash Flows for the Six
Months Ended September 30, 2001 and 2000 and from Inception
(December 20, 1996) to September 30, 2001....................................F-5

Notes to Consolidated Unaudited Condensed Financial Statements
September 30, 2001...........................................................F-6








                             EAGLETECH COMMUNICATIONS, INC.
                             (a development stage company)
                                     BALANCE SHEET
                                   SEPTEMBER 30, 2001
                                      (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                           $           1,673
   Accounts receivable                                                               421
                                                                       -----------------

        Total current assets                                                       2,094
                                                                       -----------------

Property and equipment                                                           686,971
     Less accumulated depreciation                                             (378,176)

Patents, net                                                                      19,528

Deposits                                                                           9,216
                                                                       -----------------

                                                                       $         339,633
                                                                       -----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Convertible notes payable                                           $         245,000
   Accounts payable and accrued expenses                                         835,607
   Payable to related parties                                                    294,559
   Stock dividend payable                                                        288,256
   Current portion of prepaid interest income                                     20,000
   Judgments payable                                                              24,638
                                                                       -----------------

       Total current liabilities                                               1,708,060
                                                                       -----------------

Stockholders' deficit :
   Series A convertible preferred stock, $.01 par value, 1,000,000
      shares authorized; 289,119  shares issued and outstanding                    2,891
   Preferred stock, $.01 par value, 9,000,000 shares authorized;
      no shares issued and outstanding                                                 -
   Common stock, $.0001 par value, 100,000,000 shares
      authorized; 11,523,995  shares issued and outstanding                        1,152
   Additional paid-in capital                                                 15,617,781
   Judgments payable                                                              24,638
   Preferred stock receivable                                                  (400,000)
   Deficit accumulated during the development stage                         (16,590,251)
                                                                       -----------------

       Stockholders' deficit                                                 (1,368,427)
                                                                       =================

                                                                       $         339,633
                                                                       =================

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                   December 20,
                                                                                                                     1996
                                                                                                                 (inception)
                                                      Three months ended             Six months ended           to September
                                                        September 30,                 September 30,                 30,
                                                    2001            2000           2001           2000              2001
                                                ============   =============== =============  =============   ================
Sales                                           $       531   $             0 $         531  $           0   $          2,580

Operating expenses:
   Selling, general and administrative:
      Non-cash compensation                               0           103,875             0        484,751         10,091,580
      Other selling, general and administrative     391,221           366,971       942,944        830,473          3,863,505
   Research and development                               0            28,786        10,515         56,857            313,174
   Impairment of fixed assets                       141,662                 0       141,662              0            141,662
                                                ------------   --------------- -------------  -------------   -----------------
       Total operating expenses                     532,883           499,632     1,095,121      1,372,081         14,409,921
                                                ------------   --------------- -------------  -------------   -----------------
       Loss from operations                        (532,352)         (499,632)   (1,094,590)    (1,372,081)       (14,407,341)
                                                ------------   --------------- -------------  -------------   -----------------
Other income (expense):
   Interest expense                                  (9,871)             (616)      (16,659)        (1,232)           (68,534)
   Interest income                                    8,000            20,953        16,000         35,413             88,844
   Gain on settlement of judgments                        0                 0             0              0             32,476
   Loss on disposal of property andequipment              0                 0             0              0           (22,962)
                                                ------------   --------------- -------------  -------------   -----------------

       Total other income (expense)                  (1,871)            20,337 (659)                 34,181             29,824
                                                ------------   --------------- -------------  -------------   -----------------

Net loss                                           (534,223)         (479,295)   (1,095,249)    (1,337,900)       (14,377,517)

Preferred stock dividends and related charges       (48,513)          (53,832)     (102,345)    (1,743,310)        (2,212,734)
                                                ------------   --------------- -------------  -------------   -----------------

Net loss available to common stockholders          (582,736)         (533,127)   (1,197,594)    (3,081,210)       (16,590,251)
                                                ============   =============== =============  =============   ================

Loss per share, basic and diluted               $     (0.05)   $        (0.05) $      (0.11)  $      (0.30)
                                                ============   =============== =============  =============

Weighted averages shares outstanding             11,157,102        10,346,575    10,807,745     10,344,879
                                                ============   =============== =============  =============

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            December 20,
                                                                                                1996
                                                                                             (inception)
                                                          Six months ended September 30,    September 30,
                                                              2001            2000              2001
                                                          =============   =============    ===============
Cash flows from operating activities:
   Net loss                                               $ (1,095,249)   $ (1,337,900)    $  (14,377,517)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                            79,593          57,921            244,827
        Impairment of fixed assets                              141,662               0            141,662
        Amortization of prepaid interest                       (16,000)               0           (44,000)
        Amortization of deferred compensation                         0         484,751            554,004
        Issuance of stock for services and compensation               0          30,938          8,929,081
        Issuance of stock options to purchase common stock            0               0            608,496
        Start up expense                                              0               0             20,160
        Loss on disposal of property and equipment                    0               0             22,962
        Changes in operating assets and liabilities:
            (Increase) in accounts recevable                      (421)               0              (421)
            (Increase) decrease in prepaid insurance             18,332        (39,284)                  0
            (Increase) decrease in deposits                           0               0            (9,216)
            Increase in convertible note payable                      0               0            245,000
            Increase (decrease) in accounts payable
             and accrued expenses                               602,955        (42,689)            860,694
            Increase in payable to related party                264,694                            294,559
            Increase in judgments payable                             0               0             24,638
                                                          --------------  --------------    ----------------

               Net cash used in operating activities      $     (4,434)   $   (846,263)    $   (2,485,071)
                                                          --------------  --------------    ----------------
Cash flows from investing activities:
   Purchases of property and equipment                    $           0   $   (421,355)    $     (716,584)
   Patents                                                            0         (5,649)           (21,190)
                                                          --------------  --------------    ----------------
               Net cash used in investing activities                  0       (427,004)          (737,774)
                                                          --------------  --------------    ----------------
Cash flows from financial activities:
   Proceeds from debt                                                 0               0            176,330
   Proceeds from sale of preferred stock                              0       1,566,315          1,566,315
   Proceeds from prepaid interest                                     0          52,000             64,000
   Proceeds from sale of stock                                        0               0          1,506,000
   Payments on related party notes                                    0               0           (88,127)
                                                          --------------  --------------    ----------------

               Net cash provided by financing activities              0       1,618,315          3,224,518
                                                          --------------  --------------    ----------------
               Net increase in cash and cash
                  equivalents                                   (4,434)         345,048              1,673
                                                          =============   =============    ===============

Cash and cash equivalents, beginning of period                    6,107         238,994                  0
                                                          =============   =============    ===============

Cash and cash equivalents, end of period                  $       1,673   $     584,042    $         1,673
                                                          =============   =============    ===============

   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.
                          (a development stage company)
                             SUPPLEMENTAL DISCLOSURE
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            December 20,
                                                                                                1996
                                                                                             (inception)
                                                                Six months ended            to September
                                                                  September 30,                  30,
                                                              2001            2000              2000
                                                          =============   =============    ===============
Supplemental disclosure of cash flow information:
   Cash paid for interest during the period               $           0   $           0    $             0
                                                          =============   =============    ===============

   Cash paid for income taxes during the period           $           0   $           0    $             0
                                                          =============   =============    ===============

Schedule of non-cash investing and financing activities:
   Interest on convertible and related party notes
contributed to
      additional paid-in capital                          $           0   $           0    $        25,091
                                                          =============   =============    ===============
   Issuance of common stock to settle liabilities         $           0   $      30,938    $        57,188
                                                          =============   =============    ===============
   Issuance of warrants                                   $           0   $           0    $     1,924,478
                                                          =============   =============    ===============


   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (a development stage company)
                     SELECTED NOTES TO FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Eagletech Communications, Inc. (the "Company") for the three and six months ended September 30, 2001 and 2000, and for the period from December 20, 1996 (inception) to September 30, 2001, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of these financial statements in accordance with generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for an interim period are not necessarily indicative of the results for a full year.

The interim unaudited financial statements should be read in conjunction with the financials statements and notes for the year ended March 31, 2001 filed as part of the Company's Annual report on Form 10-KSB.


2.       UNCERTAINTY - GOING CONCERN

The Company experienced losses of $16,590,251 since inception, and had a net working capital deficiency of $1,705,966 as of September 30, 2001. The Company is also delinquent in its accounts payable, convertible notes payable and salaries to personnel. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity funding, commencing sales and achieving profitable operations.

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


3.       RESTATEMENT AND PREFERRED STOCK

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

Previously issued interim financial statements for the six-month period ended September 30, 2000, did not reflect a preferred stock dividend and related charges. The Company has restated its financial statement to record stock dividends of $78,247, and recorded a charge for the value of the warrants of $1,665,063, for a total charge of $1,743,310. This adjustment increased the net loss available to stockholders by $.04 per share.

During the fiscal year 2002, the Company converted 32,270 shares of Series A convertible preferred stock to 1,172,977 Common shares.


4.       IMPAIRMENT

In October 2001, as a result of continuing and increasing operating losses, the Company closed its service bureau locations operating in Atlanta, Georgia and Charlotte, North Carolina. The Company reviewed the expected future cash flows for each operating location and determined that certain assets of continuing operations were impaired. As a result, the Company recorded an impairment charge of $141,662 related to fixed assets.

Item 2.  Managements Discussion and Analysis or Plan of Operation.

PLAN OF OPERATIONS

         This Plan of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from the Company's expansion plans, the likelihood of successful completion of such plans, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements below (the "Cautionary Statements") include, without limitation: (1) the ability of the Company to continue operations with its limited cash resources; (2) the ability of the Company to market its suite of telecommunications connectivity services to other telecommunications companies;
(3) the effects of vigorous competition in the markets in which the Company operates; (4) the impact of technological change on the Company's businesses, new entrants and alternative technologies in the Company's business; (5) regulatory risks, including the impact of the Telecommunications Act of 1996;
(6) the impact of competitive services and pricing; (7) risks associated with debt service requirements and interest rate fluctuations; and (8) other risks referenced from time to time in the Company's filings with the SEC, including the Form 10-KSB for the year ended March 31, 2001. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion and analysis relates to the financial condition and results of operations of the Company for the six months ended September 30, 2001. The information should be read in conjunction with the "Plan of Operations" and consolidated financial statements and notes thereto contained herein and in the Form 10-KSB for the year ended March 31, 2001.

         Over the next twelve months, assuming that the company continues in operation, Eagletech will continue to operate its Eagle1callTM South Florida service bureau serving Broward, Miami-Dade and Palm Beach Counties in Florida. Eagletech has closed its service bureau in Atlanta GA and Charlotte NC. Eagletech has changed its underlying carrier to a Competitive Local Exchange Carrier (CLEC) USLec, that owns and operates 25 Lucent 5ESS switches in 10 southeastern states. USLec is able to provide equivalent service to Bellsouth with substantially one half of the number of circuits, creating an 80% savings in circuit costs. These substantial savings allow Eagletech to private brand its Eagle1callTM service to local telecom agents on a wholesale basis at a substantially reduced price point, eliminating the need for an in house local sales force, and still maintain existing profit margins. Agents qualify for this program if they already market other telecom products, and provide provisioning, customer service, and billing services to their customers.

Revenues

         Due to the failure of certain financing deals to close due to (1) refusal of current Class A Preferred Stock holders to accept terms proposed by the financing source and (2) the September 11, 2001 terrorist attacks on the World Trade Center, (the financing source was an occupant of the World Trade Center), the Company was not able to fund marketing efforts. Revenue from the core beta customers has resumed since the software rewrite and waiver of charges through August 2001. There was $ 531.00 in revenue for the month of September 2001.


Liquidity and Capital Resources

         Eagletech has significant capital needs, which to date it has met through private sales of its equity and loans. Eagletech will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

         At the end of the quarter ended September 30, 2001, Eagletech has very limited cash resources of $1,673, $245,000 of long-term debt and $835,608 in trade payables. In addition, in the period covered by this report, the company has subsisted on cash loaned by the Company's principals, Mr. Young, Mr. James Payne and key employee Howard Barsky in the amount of $294,559.00. At the end of the quarter ended September 30, 2001, Eagletech has accrued $288,256.00 in dividends payable on its Series A Preferred Stock, which is payable annually. The cash on hand represents the cash loaned to the Company by its principals. Management has reduced Eagletech's operating expenses substantially; however, the Company must raise additional capital to continue operations until revenues from operations exceed those expenses.

Original Equipment Manufacturer Unified Communications as a Service

         Even with its very limited resources, Eagletech intends to continues to promote strategic partnership opportunities using its Second Generation Unified Communications product introduced in June 2001 at the Supercomm trade show in Atlanta. The product is OEM private branded for carriers, CLECs, Internet Service Providers (ISPs), Application Service Providers (ASP's) and Web Portals to include in their bundle of telecom services, or to offer to visitors to their sites. The cornerstone of the product is its real time find-me/follow-me component, proactive voice mail delivery, and unified inbox for e-mail, voice mail, and fax mail. An enterprise auto-attendant with extensions, departments, directories and mail forwarding, makes individual users accessible from the main corporate phone number as well. This creates a Virtual PBX or Business Phone System that requires no expensive customer premises equipment.
Hybrid SS7, VoIP, RLT Seven Times More Efficient Than Pure VoIP
         Delivered to a carrier as a service for a price point below most competitor's cost, Eagletech's Second Generation product becomes a significant value proposition to the carrier as well as the end user. Eagletech has used its patented proprietary technology to create a hybrid Signaling System 7 (SS7), Voice over Internet Protocol (VoIP, and Nortel/Lucent/Siemens Release Link Trunk
(RLT) platform that is seven (7) times more efficient than a pure VoIP Unified Communications platform.

         For Individuals:

o  Find Me - Follow Me -
                    Provides for call transfers to up to four wired or wireless telephone numbers, or any combinations of the two.

o  Verbal Caller Identification -
                    Screens calls, when the caller announces his or her name, the customer can take the important calls and send others to Voice Mail.

o  Voice  Mail -    Callers have the option to leave a detailed message of up to five minutes in length. Messages are automatically deleted after 30 days. o Voice Mail Message Delivery - Voice Mail messages are proactively delivered within minutes. Messages can be re-delivered until the customer is found. The customer specifies how often, how many times, and to what phone numbers message deliveries are attempted.

o  Fax Mail -       Store and forward faxes to any fax machine.

o  Fax Mail Notification -
                    The customer receives telephone notification when a fax is received. The customer specifies the notification schedule, how often, how many times, and to what phone numbers

 .
o  Unified Inbox -  The customer can have Voice Mail and Fax Mail delivered to any e-mail account in addition to, or instead of, a telephone.

o  User Profiles -  The customer can specify different forwarding, delivery, and notification profiles for different days of the week or hour of the day. Create multiple profiles once, and schedule their execution by the hour and day of the week. Create special profiles "I'm flying" or "I'm on vacation".

o  Web Control of your Unified Communications Account -
                    The customer may set up and make changes to Follow me transfer numbers, message delivery, notification parameters, or profiles etc., using a web browser. An e-mail confirmation is sent to the customer each time a change is made.

o  WAP Control of Unified Communications Acount -
                    The customer may manage his account with a wireless Internet device: WAP enabled cell phone or PDA.

         In addition, a customer may add these features for one or multiple users in an enterprise to create a Virtual PBX or Virtual Phone System:

o  Auto-attendant - The customer may record its own, or have a customized
                    Auto-attendant business greeting recorded by professional voice talent. A script is dynamically constructed during the provisioning of the account and is e-mailed to a voice talent agency for recording. An automated process installs the completed greeting. The customer can select this option from the Web while managing its account.


o  Extension Numbers -
                    The customer can use two to four digit extension numbers for each user. Every employee of the business can be accessed from the businesses main phone number.

o  Directory Service -
                    A list type and/or finger spell directories are available to callers.

o  Operator -       Assign any extension as the operator (when a caller presses
                    "0" on the keypad). Re-assign it to any other extension in seconds from the Web.


o  Departments -    Assign any extension to up to six departments from scores of available department names. The caller can select a single digit department name at the main company greeting as well as extension numbers (example: press 1 for Sales, press 2 for accounting, or dial an extension number now). The user hears the department name announced (example: Sales you have a call from John Doe).


o  Departmental Call Center -
                    Sub directories under a department can be constructed or incoming calls can be assigned in rotation.


o Voice Mail Forwarding -
                    Users can forward voice mail messages to another user within the company after listening. o Group Messaging - Record and send a message to a group mailbox extension. o Dual Number Access - The user's personal account with its unique phone number can also be accessed as a business extension or a department from the business's main phone number. The user can manage one voice mailbox or keep personal messages separate from business.

o  Vertical Solutions -
                    Talking real estate signs that forward the caller to the listing agent after hearing a property description, talking print media advertisements, talking autos, or talking boats, "use your imagination".

o  Redirect Voice Mail -
                    Redirect voice mail from one extension to another extension's mailbox. Useful for multiple mailbox vertical solutions.

o  Multi-tenanting -
                    Multiple businesses using the same office and some or all of the same employees can use the same account with different Auto-attendant greetings for each business.


o  Consolidate Multiple Premises -
                    Employees of a business need not work in the same location. The customer can consolidate a branch office or telecommuting employees into its Virtual Business Phone System.


o  Administrator Rights -
                    The business account administrator has web access to all user extensions, department assignments, and prompt recordings. Users are limited to their own extension. Personnel changes are easily handled by redirecting follow me numbers to an alternate user extension.

         Eagletech delivers this full suite of communications services, which integrate seamlessly with a company's existing communications infrastructure or will work as a standalone solution. To utilize these services, it is not necessary to invest in additional telecommunications hardware.

         The market for unified communications services in 2001 has escalated from the industry's original vision of a standalone product aimed at end users, to recognition by the major telecommunications carriers as the industry's next generation product. Carriers are increasingly viewing unified communications as the enabling technology in the next generation of flat rate business services bundles. The Internet plays a large role in this scenario by enabling the ASP model of delivery of these services to the carrier's customers, by strategic partners. The monetary economies and rapid time to market offered to the carrier are quickly making this the accepted method of delivering these products to the end user.

         Competitive carriers are locked in a battle among themselves to lure high margin business customers away from the incumbent local wireline carriers with bundled services that offer voice, data, and Internet access all on one bill. Instead of supplanting the local wireline carriers, however, they are killing each other in a price war of look-alike business bundles. With Unified Messaging as a part of the bundle, carriers can differentiate themselves from the crowd, with services that attract new revenue. Adding Unified Communications/Virtual PBX as a part of a flat rate bundle of business services has two results. First, the carrier's network will realize reduced traffic because of the increases in first time call completion and elimination of telephone-tag. Second, the carrier's customers will experience increased productivity and cost savings from a Flat Rate Business Bundle with a Unified Communications/Virtual PBX component. By aiding the carrier to provide more and better services, Eagletech as the ASP realizes revenue from a proprietary patented product.

         The next generation of Eagletech's product increases the scale from a local service with a single point of presence (POP), or a regional multi-POP to a national scale. By utilizing little known features that require enhanced services platforms from third party developers that have been built into central office switches by the major Class 5 switch vendors, such as Lucent Technologies, Nortel Networks, Seimens, and others, Eagletech can serve a carrier's entire national network from a single location or "Super-POP."

                                Industry Overview

         The market for enhanced telecommunications services, once viewed as a direct sale from the service provider to the end user, has been discovered by the carrier community. Enhanced telecommunications services has become the goal of virtually every telecommunications carrier in the market. The Company believes that a carrier that offers only basic voice and data services may soon be eclipsed by competitors offering all sorts of productivity enhancing features with their basic voice and data services.

         To understand where the industry is going it helps to know where the industry has been. A study performed by The Yankee Group details what their research predicts to be the evolution of enhanced services:

1989 - Voicemail
1997 - Advanced Messaging & Faxing
2000 - Unified Messaging
2001 - Unified Communications
2004 - Intelligent Communications
???? - Intuitive Communications

         Voicemail became the first enhanced service more than twenty years ago and took ten years before being generally accepted by the business community. Today nobody doubts the value of voicemail. Advanced messaging that included fax mail came along nearly twenty years later. In the last few years, Unified Messaging was promoted as the next level of enhanced service but has largely been a failure when marketed as a standalone product. The lack of a real time follow me component, measured rates, and the personal service limitation has made it a limited value proposition at best. The Company expects 2001-2002 will bring Unified Communications, which cures the deficiencies of Unified Messaging and brings a bigger value proposition to the end user. Intelligent Communications will add network based user profiles and real time access to databases and business optimization software.

         The Company believes that the Telecommunications Act of 1996, which promised competition in local telephone service markets with the Incumbent Local Exchange Carriers (ILECs), has been a failure. The high cost of unbundled local loops, last mile access to homes and businesses owned by the ILECs, has driven competitive strategies centered on broadband business models. The result is a glut of fiber optic backbone, and ruinous competition among CLECs to capture the top 20% of the business telecom market. The other 80% of the business market, and the 54% of Americans in 2001 who work or run a business from home, have been left unchallenged to the ILECs.

Carrier Furnished Enhanced Services

         Intelligent Network ("IN") platforms of the mid 1990's from vendors like AccessLine Technologies and Boston Technologies with the potential to provide enhanced services using SS7 were not readily adopted by the carriers of the day. To survive, many IN companies turned to the service bureau or the ASP model for delivery to both carriers and end users with limited success.

         Enhanced services delivered by IN platforms has largely been supplanted by VoIP soft switching platforms from scores of vendors, most with their roots in the computer telephony industry ("CTI"). According to Clarent Corporation and Cisco Systems, the two largest VoIP equipment providers and collectively owners of 54% of the VoIP equipment market in 2001, about 50% of US carriers as of April 2001 have adopted plans to furnish enhanced services to their customers using VoIP soft switching platforms integrated into their circuit switched networks. Using a broadband delivery strategy that favors Session Internet Protocol ("SIP") requires end user businesses to install proprietary SIP telephone sets to replace existing legacy PBX equipment.

         The implosion of capital markets in the telecom sector in early 2001 and the general weakness of the economy has cast a shadow over that strategy. Right-sizing and consolidation have taken precedence over an aggressive roll out of enhanced services with most carriers. This implosion of capital markets has curbed much of the carrier sectors' plans to spend on new infrastructure, instead becoming efficient and putting what they have to work has become the focus. Businesses that have gorged themselves on new technology in the last five years are reluctant to embark on a new round of tech spending until they have fully realized the benefits of their existing technology.

         The Company expects that enabling technologies and ASP delivery models that bring new function and features to carriers' existing networks without capital investment will enjoy increased demand. For businesses, there will be an increased demand for technologies that can bring new productivity features to proven legacy equipment.

         In the current period, telecom sector finances continue to worsen, and analysts continue to report that the softswitch market has collapsed and does not show any signs of becoming viable for at least the next year. In contrast, Eagletech's second generation platform becomes more viable, to extend the feature set of the huge investment in legacy circuit switches in service by every telecommunications carrier in the world, without additional capital expenditures.

Products and Services

         Eagletech was founded in the State of Florida in December 1996 to manufacture, market and distribute unique communications products. As technologies mature and new innovations come to market, Eagletech has incorporated these new technologies into its products that make it the undisputed leader in the Unified Communications ASP services market.

         Eagletech's Unified Communications platform uses its proprietary patented technology to process calls seven times more efficiently than any of its competitors methods. This efficiency allows us to achieve subscriber density of approximately 2000 per T-1 circuit compared to approximately 300 with the competitors' methods.

         Eagletech's platforms has been deployed in three major markets to date, South Florida, Atlanta GA, and Charlotte NC. In October 2001 the company closed these service bureaus in Atlanta and Charlotte to conserve cash.

         In June 2001 Eagletech announced it's second generation Unified Communications platform. Building on the equipment currently deployed, Eagletech has created a hybrid technology system that uses the SS7 network for signaling, a guaranteed level of service (LOS) direct backbone connection to the Internet for relaying prompts, messages and digit presses using VoIP, and the release link trunk (RLT) feature of carrier central office switches to deploy service in remote cities using a fraction of the equipment deployed in its hub cities. Eagletech's patented method of releasing its equipment from the transaction while leaving the caller and the subscriber connected on a local toll free call in a remote city is a feat not duplicated in any competitors' pure play VoIP Unified Communications platform which uses the Internet or a parallel IP network as a voice path. While Eagletech's method releases its equipment from a call to handle others, the competitor's equipment must bond the caller and the subscriber together for the duration of the call. Eagletech's platform can typically handle seven business telephone calls to one for the competitors platform.

         Subsequent Events

         On November 1, 2001, Directors Kenneth Payne, Robert Clarkson, J. Sherman Henderson III, and Christopher Flannery resigned from the board. There were no issues of corporate governance. The resignations regretfully were accepted. See 8K filing 11-15-01.

         On October 12, 2001, the Company closed its service bureau locations operating in Atlanta GA and Charlotte NC. This equipment have been retrieved and brought back to South Florida.

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

         Our competition has almost universally adopted the "Voice over IP"
(VoIP) mode of call transport. The IP in VoIP stands for Internet Protocol or sending a voice conversation in digital packets over a data network like the Internet. VoIP proponents have suggested that this new technology will someday replace the existing telecommunications standard known as the Public Switched Telephone Network (PSTN). Seven years after its introduction, VoIP has only captured 1/2 of 1% of the $250 Billion world telecommunications market and has yet to overcome quality of service issues. Sound quality for VoIP calls are generally much less than calls over the PSTN, and VoIP calls are much more likely to be dropped in the middle of a call. The current circuit switched PSTN infrastructure was designed to be scalable and has a build out capacity of 5 to 20 times its current user load before fully utilizing decades of capital investment. VoIP still requires connections to the PSTN at each end of its network. The company believes that the PSTN will be around for a long time to come and the public will continue to rely on its circuit switched infrastructure for the foreseeable future.

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

         Eagletech has 3 full time employees and operates one facility at 305 South Andrews Avenue, Fort Lauderdale, Florida used as the site of its South Florida initial service bureau.

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







                            PART II-OTHER INFORMATION


Item 1. Legal Proceedings.

There were no material legal proceedings involving the Company during the period covered by this report.

Subsequent Event

         On November 2, 2001 the company filed a lawsuit in the Florida 11th judicial Circuit against 40 defendants, for common law fraud, civil conspiracy, conversion, and violation of the RICO act. See 8K filing 11-15-01 for details.

Item 2.  Changes in Securities.

         The Company has converted 32,270 shares of Series A convertible Preferred to 1,172,977 shares of Common Stock, which increases the total outstanding common shares to 11,523,995.

Item 3. Defaults Upon Senior Securities.

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit   pg.   Description
No

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


                         EAGLETECH COMMUNICATIONS, INC.
                                  (Registrant)

Date: November19, 2001               /S/ RODNEY YOUNG
      ----------------              -----------------------------------------
                                                     Rodney Young, President





--------
+ Filed with the Company's initial filing on Form 10-SB filed February 1, 2000. ++ Filed herewith # Filed with the Company's Form 8-K on June 2, 2000.