Form 10QSB
period 2001-12-31
EAGLETECH COMMUNICATIONS INC
filed 2002-02-19
CIK 1101934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

[ ] Transition report under Section 13 OR 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

Commission file Number: 0-29275
                      ----------------------



                         EAGLETECH COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in its charter)

                  Nevada                         13-4020694
                  ------                         ----------
      (State or other jurisdiction of    (IRS Employer Identification No.)
       incorporation or organization)

            305 South Andrews Avenue, Fort Lauderdale, Florida 33301
            --------------------------------------------------------
              (Address of principal executive offices)    (Zip code)

                    Issuer's telephone number: (954) 462-1494



Check whether the registrant: (1) filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No[ ]


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of February 14, 2002 was: 18,033,807

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS...........................................
ITEM 2.  MANAGEMENTS DISCUSSION AND ANAYSIS OR PLAN OF OPERATION........

                                     PART II

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

As used herein, the term "Company" refers to Eagletech Communications, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Condensed and unaudited, interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.































                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                        "EAGLETECH COMMUNICATIONS, INC."
                         (a development stage company)
                                 BALANCE SHEET
                              "December 31, 2001"
                                  (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                      $1,322

        Total current assets                                       1,322

Property and equipment                                           686,971
     Less accumulated deprecation                               (408,116)

                                                                 278,855

"Patents, net"                                                    19,216
Other assets                                                       9,216

                                                                $308,609
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                      $1,058,762
   Payable to related party                                      172,920
   Note payable with convertible option                          353,021
   Convertible note payable                                      245,000
   Stock dividend payable                                        336,682
   Current portion of prepaid interest income                     12,000
   Judgments payable                                              24,638

       Total current liabilities                               2,203,023

Stockholders' deficit:
    Series A convertible preferred stock,
    $.01 par value, 1,000,000 shares authorized;
    289,119  shares issued and outstanding                         2,891

    Preferred stock, $.01 par value, 9,000,000
    shares authorized   no shares issued and outstanding               -

    Common stock, $.0001 par value,
    100,000,000 shares authorized; 17,067,383
    shares issued and outstanding"                                  1,707
   Additional paid-in capital                                  16,763,676
   Preferred stock receivable                                    (400,000)
   Deficit accumulated during the development stage           (18,262,688)

       Stockholders' deficit                                   (1,894,414)

                                                                 $308,609

   The accompanying notes are an integral part of these financial statements.

                        "EAGLETECH COMMUNICATIONS, INC."
                         (a development stage company)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                      December 20, 1996 (inception)
                                                     Nine months ended December 31,        to December\
                                                        2001               2000                2001
Sales                                                     $ 960            $1,357               $3,009 "
Operating expenses:
"   Selling, general and administrative:"                     -                 -                  -
        Non-cash compensation                           945,570           554,004          11,037,150
"        Other selling, general and administrative"   1,619,171         1,228,718           4,539,732
   Impairment of fixed assets                           141,562                               141,562
   Research and development                              10,515            87,775             313,174

       Total operating expenses                       2,716,818         1,870,497          16,031,618

       Loss from operations                          (2,715,858)       (1,869,140)        (16,028,609)

Other income (expense):
   Interest expense                                     (27,402)                -             (79,277)
   Interest income                                       24,000            (1,232)             96,844
   Gain on settlement of judgments                            -            49,172              32,476
   Loss on disposal of property and equipment                 -                 -             (22,962)

       Total other income (expense)                      (3,402)           47,940              27,081

Net loss                                             (2,719,260)       (1,821,200)        (16,001,528)

Preferred stock dividends and related charges          (150,771)       (1,379,351)         (2,261,160)

Net loss available to common stockholders           $(2,870,031)      $(3,200,551)       $(18,262,688)"

"Loss per share, basic and diluted"                      $(0.25)           $(0.31)
Weighted averages shares outstanding                 11,441,768        10,345,464

   The accompanying notes are an integral part of these financial statements.

                        "EAGLETECH COMMUNICATIONS, INC."
                         (a development stage company)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                 Three months ended December 31,
                                                      2001               2000
                                                 ------------   --------------
Sales                                            $      429     $       1,357

Operating expenses:
    Selling, general and administrative:"
        Non-cash compensation                       945,570            69,253
         Other selling, general and
          administrative                            676,227           247,143
   Research and development                               -            30,918
                                                 ------------   --------------
       Total operating expenses                   1,621,797           347,314
                                                 ------------   --------------
       Loss from operations                      (1,621,368)         (345,957)
                                                 ------------   --------------
Other income (expense):
   Interest expense                                 (10,743)             -
   Interest income                                    8,000            13,759
   Gain on settlement of judgments                        -                 -
                                                 ------------   --------------
       Total other income (expense)                  (2,743)           13,759
                                                 ------------   --------------
Net loss                                         (1,624,111)         (332,198)
                                                 ------------   --------------
Preferred stock dividends and related charges       (48,426)          (53,847)
                                                 ------------   --------------
Net loss available to common stockholders      $ (1,672,537)    $    (386,045)
                                                 ============   ==============
"Loss per share, basic and diluted"            $      (0.13)    $       (0.04)
                                                 ============   ==============
Weighted average shares outstanding              12,702,921        10,346,575 "
                                                 ============   ==============






 The accompanying notes are an integral part of these financial statements.

                       "EAGLETECH COMMUNICATIONS, INC.,"
                         (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                "December 20, 1996"
                                                                (inception) to
                                                        "Nine months ended December 31,"         December 31,"
                                                             2001            2000                    2001
Cash flows from operating activities:
   Net loss                                             $(2,719,260)     $(1,821,200)           $(16,001,528)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                       109,845           97,312                 275,079
        Impairment of fixed assets                          141,662                -                 141,662
       Amortization of prepaid interest                     (24,000)               -                 (52,000)
        Amortization of deferred compensation                     -          554,004                 554,004
        Issuance of stock for services and compensation     898,591           30,938               9,827,672
        Issuance of stock for payment of note payable        46,979                -                  46,979
        Issuance of stock options to purchase common
            stock                                                 -                -                 608,496
        Start up expense                                          -                -                  20,160
        Loss on disposal of property and
            equipment                                             -                -                  22,962
        Gain on settlement of judgements                          -                -                      -
        Changes in operating assets and liabilities:
            (Increase) decrease in prepaid                    18,332         (29,463)                     -
            Increase (decrease) in accounts payable               -                -                      -
             and accrued expenses                          1,123,066         (31,295)              1,410,670
            Increase in other assets                              -           (1,494)                 (9,216)
           Increase (decrease) in judgements payable              -                -                  24,638
               Net cash used in operating activities       $(404,785)"   $(1,201,198)            $(3,130,422)"

Cash flows from investing activities:
   Patents                                                        -           (5,649)                (21,190)
   Purchases of property and equipment                            -         (440,245)               (716,584)

               Net cash used in investing activities              -         (445,894)               (737,774)

Cash flows from financing activities:
   Issuance of convertible note payable                       400,000              -                 645,000
   Proceeds from debt                                             -                -                 176,330
   Proceeds from sale of preferred stock                          -        1,566,315               1,566,315
   Prepaid interest income                                        -           44,000                  64,000
   Proceeds from sale of stock                                    -                -               1,506,000
   Payments on related party notes                                -                -                 (88,127)

               Net cash provided by financing activities       400,000     1,610,315               3,869,518

               Net increase in cash and cash
                  equivalents                                  $(4,785)     $(36,777)                 $1,322

"Cash and cash equivalents, beginning of period"                $6,107       238,994                       -

"Cash and cash equivalents, end of period"                       1,322       202,217                   1,322

Supplemental disclosure of cash flow information:

   Cash paid for interest during the period                          -             -                       -
   Cash paid for income taxes during the period                      -             -                       -

Schedule of non-cash investing and financing activities:
   Interest on convertible and related party notes
      contributed to additional paid-in capital                      -             -              $    25,091

   Issuance of common stock to settle liabilities             $153,900       $30,938                  $50,938





   The accompanying notes are an integral part of these financial statements.

                         EAGLETECH COMMUNICATIONS, INC.,
                          (a development stage company)
                     SELECTED NOTES TO FINANCIAL STATEMENTS

1.        UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three and nine months ended December 31, 2001 and 2000, and for the period from December 20, 1996 (inception) to December 31, 2001, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of these financial statements in accordance with generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for an interim period are not necessarily indicative of the results for a full year.

The interim unaudited financial statements should be read in conjunction with the financials statements and notes for the year ended March 31, 2001, filed as part of the Company's Form 10-KSB.

2.       UNCERTAINTY - GOING CONCERN

The Company experienced losses of $16,001,528 since inception, and had a net working capital deficiency of $2,201,701 as of December 31, 2001. The Company is also delinquent in its accounts payable, convertible notes payable and salaries to personnel. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity funding, commencing sales and achieving profitable operations.

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

3.       IMPAIRMENT

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

                         EAGLETECH COMMUNICATIONS, INC.,
                          (a development stage company)
               SELECTED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.       ISSUANCE OF COMMON STOCK

On December 7, 2001, in connection with the service agreement and convertible note payable described in Note 5, the Company issued 1,425,000 shares of free trading common stock to an attorney. The shares were valued at market of $.34 and a non-cash legal expense was recorded in the amount of $484,500. On the same date the Company issued an additional 22,500 shares of free trading stock to two attorneys for legal services rendered. The shares were valued at market of $.33 and a non-cash legal expense was recorded in the amount of $7,083.

On December 5, 2001 the Company executed a business consulting agreement with an individual and on December 11, 2001, issued 1,000,000 free trading shares of common stock to this individual as payment for his services for a year. The shares were valued at market of $.34 per share and a non-cash expense of $340,000 was recorded.

On December 11, 2001 the Company issued a total of 30,354 restricted shares of 144 common stock in payment of bookkeeping services. The shares were valued at market of $.34 and an non-cash expense of $10,624 was recorded.

On December 12, 2001, the Company issued 500,000 shares of 144 restricted common stock to an individual in payment for investor relations consulting. The shares were valued at market of $.30 and a non-cash consulting expense of $150,000 was recorded.

On December 14, 2001, the Company issued 2,565,534 shares of 144 restricted common stock to the president, a member of the board of directors and an employee in payment for cash and expenses in the amount of $153,900 loaned to the Company by these individuals.

5.       CONVERTIBLE NOTE PAYABLE

On August 7, 2001, the Company signed a service agreement with a Texas corporation to provide legal services in connection with the lawsuit described in Note 6. In addition, the Company executed a power of attorney and attorney contingent fee contract on September 13, 2001 which stipulates the Company pay fifty percent (50%) of any recovery from the suits described in Note 6. In addition, this agreement included the issuance of 83,333 shares of free trading common stock in payment of litigation support and 1,000,000 shares of free trading common stock for services to be performed by the lead counsel and litigation expenses. See Note 4 for further particulars.

On September 27, 2001, the Company entered into a convertible note payable with an attorney for legal services rendered in the amount of $400,000, bearing interest at the rate of six percent (6%) per annum. The Company has the right to convert, at its option, the amount of the note in whole or in part into fully paid and non-assessable shares of the common stock of the Company. $250,000 of the principal and any unpaid interest is due on or before 180 days after the date of the note and $150,000 in principal is due 360 days from the date of the

                         EAGLETECH COMMUNICATIONS, INC.,
                          (a development stage company)
               SELECTED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

note. As of December 31, 2001, the Company issued 341,667 shares of common stock in payment of $46,979 of this note.

6.       CONTINGENCY

On November 2, 2001, the Company filed a lawsuit in the circuit courts of Florida against forty defendants, for common law fraud, civil conspiracy, conversion and violation of the RICO act to recover damages and compensation and/or shares of stock it issued pertaining to a financing transaction entered into with the defendants.

The President of the Company has been sued individually in the United States District Court - Northern District of Illinois alleging tortuous interference with a contract and breach of fiduciary duty.

Item 2.  Managements Discussion and Analysis or Plan of Operation.

PLAN OF OPERATIONS

The Company was founded to manufacture, market and distribute unique communications products. As technologies mature and new innovations come to market, the Company has incorporated these new technologies into its products and is now a leader in the Unified Communications ASP services market.

The Company's Unified Communications platform uses its proprietary patented technology to process calls seven times more efficiently than any of its competitors methods. This efficiency allows us to achieve subscriber density of approximately 2,000 per T-1 circuit compared to approximately 300 with the competitors' methods. The Company's platforms have been deployed in three major markets to date, South Florida, Atlanta, GA, and Charlotte, NC. In October 2001, the company closed the service bureaus in Atlanta and Charlotte and is in the process of scaling back the service area of the South Florida to conserve cash.

In June 2001, the Company introduced it's second generation Unified Communications platform. Building on the equipment currently deployed, the Company has created a hybrid technology system that uses the SS7 network for signaling, a guaranteed level of service (LOS) direct backbone connection to the Internet for relaying prompts, messages and digit presses using VoIP, and the release link trunk (RLT) feature of carrier central office switches to deploy service in remote cities using a fraction of the equipment deployed in its hub cities.

The Company's patented method of releasing its equipment from the transaction while leaving the caller and the subscriber connected on a local toll free call in a remote city is a feat not duplicated in any competitors' pure play VoIP Unified Communications platform which use the Internet or a parallel IP network as a voice path. While the Company's method releases its equipment from a call to handle others, the competitor's equipment must bond the caller and the subscriber together for the duration of the call. The Company's platform can typically handle seven business telephone calls for every one on a competitor's platform.

The Company's plan of operation over the next twelve months is to continue servicing its first generation Eagle1call(TM) South Florida service bureau, serving Beta customers in Broward County, Florida as a demonstration and development platform for it's second-generation product. Due to current financial constraints, the Company anticipates turning off the circuits that currently serve Dade and Palm Beach counties to further reduce expenses.

The Company does not intend on pursuing any new marketing efforts for it's first-generation system, but expects to focus on research and development efforts to commercialize its second-generation platform. The Company currently has two employees and operates the South Florida service bureau. The Company does not expect to hire any new employees until such time as the Uniform Communications platform can be put to commercial use.

The second-generation product is an OEM private brand for carriers who do not own network resources, but recombine with an incumbent carrier's unbundled networks for resale to the public. The cornerstone of the product is its real time find-me/follow-me component, proactive voice mail delivery, and unified inbox for e- mail, voice mail, and fax mail. It also includes an enterprise auto-attendant with extensions, departments, directories and mail forwarding, making individual users accessible from the main corporate phone number as well. This creates a Virtual PBX or Business Phone System that requires no expensive customer premises equipment.

The Company must raise additional capital resources in order to complete the development of its second- generation system. Further, the Company cannot meet its current cash requirements and will require a cash infusion, either through debt or equity financing in order to continue with its plan of operation. The Company does not expect revenue from its second-generation system until the completion of development. Revenue from the Company's first generation beta customers is not sufficient to meet cash requirements.

The Company is in negotiations with sources of additional financing, but the Company can give no assurances that it will be successful in obtaining such financing. Should the Company be unable to find additional sources of financing, it will be forced to curtail drastically its plan of operation.

Losses

For the period September 30, 2001 to December 31, 2001, the Company recorded an operating loss of $1,621,368. Our inability to recognize a profit is due in part to the developmental nature of the second- generation product and reduced revenue from our first generation beta customers. We expect to continue to operate at a loss through fiscal year end 2003.

Capital Expenditures

We expended no amounts on capital expenditures for the quarterly period ended December 31, 2001.

Capital Resources and Liquidity

The Company has significant capital needs, which to date have been met through private sales of its equity and loans. The Company will continue to need substantial infusions of capital, which it expects will come primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

The Company had current assets of $1,322 and total assets of $308,609 as of the quarterly period ended December 31, 2001. These assets consisted of $278,855 in property, plant, and equipment as well as $28,432 in other assets and patents in addition to the current assets listed above. Net stock holders deficit in the Company was $1,894,414 as of December 31, 2001.

During the period covered by this report, the Company has subsisted on cash loaned by the Company's principals, Mr. Young, Mr. James Payne and key employee Howard Barsky. During the period these individuals have elected to convert a portion of the debt to additional stock in the Company.

At the end of the quarter ended December 31, 2001, the Company has accrued $336,682 in dividends payable on its Series A Preferred Stock, which is payable annually. The cash on hand represents the cash loaned to the Company by its principals. Management has reduced the Company's operating expenses substantially; however, the Company must raise additional capital to continue operations until revenues from operations exceed those expenses. Cash flow provided from financing activities was $400,000 for the quarterly period ended December 31, 2001.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On November 2, 2001, the company filed a lawsuit in the Florida 11th judicial Circuit (Case Number 01- 26217CA32) against 40 defendants, for common law fraud, civil conspiracy, conversion, and violation of the RICO act. See Form 8-K filed with the SEC dated 11-15-01 for details. As of the date of this filing: 27 of the 40 defendants have been served. One defendant has been dropped from the case because of a previously filed personal bankruptcy. One defendant, a financial firm has ceased doing business. Another defendant, also a financial firm has ceased doing business and merged with a larger firm. Nearly all of the served defendants have filed motions to dismiss. Of those motions that have been heard, none have been granted. No answers have been received. No counter suits have been filed against the corporation.

Rodney Young has been sued individually in US District Court - Northern District of Illinois alleging Tortuous Interference with a Contract and Breach of Fiduciary Duty. Within the next few weeks the discovery phase of the lawsuit will begin. The Company's attorneys in this action will begin subpoenaing market/maker broker/dealer firms for trading records which will be incorporated into a master database that the Company believes will demonstrate the fraud conspiracy and conversion, as well as subpoenaing of anonymous bashers who post on financial bulletin boards and chat rooms, and the bulletin boards themselves as potential additional defendants.

Item 2.  Changes in Securities.

On December 5, 2001, the company filed Form S-8 which registered 5,000,000 shares of common stock to be used for employee compensation and consultants and advisors who provide legitimate services to the issuer (for further explanation of S-8 rules see: www.sec.gov/divisions/enforce/microcap.htm).

As of this filing date the company has issued common stock to employees, consultants and advisors bringing the current capital structure of the company to a total of 18,033.807 shares issued. Of that total 10,413,381 are free trading and 7,620,426 are restricted.


                                   Stock Issuance Summary
            Stock Issued To                  144                 S-8               Total
-----------------------------------   -----------------   ---------------   -----------------
Issued through 12-31-01
     Consultants & advisors                     630,158         2,422,525           3,052,683
     Officers & employees                     2,465,204                 -           2,465,204


Total through 12-31-01                        3,095,362         2,422,525           5,517,887
-----------------------------------   -----------------   ---------------   -----------------


Subsequent issuances through 2-19-02
     Consultants & advisors                           -           572,193             572,193
     Officers & employees                             -           394,231             394,231

Total through 2-19-02                                 -           966,424             966,424
-----------------------------------   -----------------   ---------------   -----------------

Item 6. Exhibits and Reports on Form 8-K.

Exhibit
No

(3)      Articles of Incorporation and Bylaws
         3.1      Articles of Incorporation
         3.1(a)   Amendment to Articles of Incorporation #
         3.2      Bylaws +

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

Subsidiaries of the Registrant
         21.1     Subsidiaries of the Registrant +


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


                                           EAGLETECH COMMUNICATIONS, INC.
                                           ------------------------------
                                                   (Registrant)

Date: February 19, 2002                              /s/  Rodney Young
                                                 ------------------------
                                                 Rodney Young, President